Form 10-K
period 2021-12-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2022-02-24
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Aggregate market value of voting shares and non-voting shares held by non-affiliates as of June 30, 2021: $788.3 million (For the purpose of this calculation only, all members of the Board of Trustees are deemed to be affiliates). Number of shares of beneficial interest outstanding of registrant as of January 31, 2022: 13,785,354.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for our 2022 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2021 (incorporated by reference under Part III).

UNIVERSAL HEALTH REALTY INCOME TRUST

2021 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2021. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

As disclosed in this Annual Report, including in Part I, Item 1.-Relationship with Universal Health Services, Inc. (“UHS”), a wholly-owned subsidiary of UHS (UHS of Delaware, Inc.) serves as our Advisor pursuant to the terms of an annually renewable Advisory Agreement dated December 24, 1986, and as amended and restated as of January 1, 2019. The advisory agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by our Trustees who are unaffiliated with UHS, that the Advisor’s performance has been satisfactory. The Advisory Agreement was renewed for 2022 with the same terms as the Advisory Agreement in place during 2021 and 2020. Our officers are all employees of UHS through its wholly-owned subsidiary, UHS of Delaware, Inc. In addition, as of December 31, 2021, four of our hospital facilities are leased to wholly-owned subsidiaries of UHS, one of our hospital facilities is leased to a joint venture between a wholly-owned subsidiary of UHS and a third party, and subsidiaries of UHS are or will be tenants of twenty medical office buildings (“MOBs”), including one under construction, or free-standing emergency departments, that are either wholly or jointly-owned by us. Any reference to “UHS” or “UHS facilities” in this report is referring to Universal Health Services, Inc.’s subsidiaries, including UHS of Delaware, Inc.

In this Annual Report, the term “revenues” does not include the revenues of the unconsolidated limited liability companies in which we have various non-controlling equity interests ranging from 33% to 95%. As of December 31, 2021, we had investments in four jointly-owned LLCs/LPs. We currently account for our share of the income/loss from these investments by the equity method (see Note 8 to the Consolidated Financial Statements included herein).

PART I

ITEM 1.	Business

General

We are a real estate investment trust (“REIT”) which commenced operations in 1986. We invest in health care and human service related facilities currently including acute care hospitals, behavioral health care hospitals, specialty facilities, free-standing emergency departments, childcare centers and medical/office buildings. As of February 24, 2022, we have seventy-five real estate investments or commitments located in twenty-one states in the United States consisting of: (i) six hospital facilities including three acute care and three behavioral health care; (ii) fifty-eight medical/office buildings; (iii) four free-standing emergency departments (“FEDs”); (iv) four preschool and childcare centers, and; (v) three specialty facilities that are currently vacant.

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

In accordance with Section 303A.12(a) of The New York Stock Exchange Listed Company Manual, we submitted our CEO’s Certification to the New York Stock Exchange in 2021. Additionally, contained in Exhibits 31.1 and 31.2 of this Annual Report are our CEO’s and CFO’s certifications regarding the quality of our public disclosure under Section 302 of the Sarbanes-Oxley Act of 2002.

Overview of Facilities

As of February 24, 2022, we have investments in seventy-five facilities located in twenty-one states and consisting of the following:

Facility Name	Location	Type of Facility	Ownership	Guarantor
McAllen Medical Center (A)	McAllen, TX	Acute Care	100%	Universal Health Services, Inc.
Wellington Regional Medical Center (A)	W. Palm Beach, FL	Acute Care	100%	Universal Health Services, Inc.
Aiken Regional Medical Center (A) (M)	Aiken, SC	Acute Care	100%	Universal Health Services, Inc.
Aurora Pavilion Behavioral Health Services (A) (M)	Aiken, SC	Behavioral Health	100%	Universal Health Services, Inc.
Canyon Creek Behavioral Health (A) (M)	Temple, TX	Behavioral Health	100%	Universal Health Services, Inc.
Clive Behavioral Health (D) (J)	Clive, IA	Behavioral Health	100%	Universal Health Services, Inc. and Catholic Health Initiatives-Iowa, Corp.
4058 W. Melrose Facility (N)	Chicago, IL	Specialty	100%	—
Corpus Christi Facility (F)	Corpus Christi, TX	Specialty	100%	—
Evansville Facility (G)	Evansville, IN	Specialty	100%	—
Family Doctor’s Medical Office Bldg. (B)	Shreveport, LA	MOB	100%	Christus Health Northern Louisiana
Professional Buildings at Kings Crossing
Building A (B)	Kingwood, TX	MOB	100%	—
Building B (B)	Kingwood, TX	MOB	100%	—
Chesterbrook Academy (B)	Audubon, PA	Preschool & Childcare	100%	SEG, Incorporated
Chesterbrook Academy (B)	New Britain, PA	Preschool & Childcare	100%	SEG, Incorporated
Chesterbrook Academy (B)	Newtown, PA	Preschool & Childcare	100%	SEG, Incorporated
Chesterbrook Academy (B)	Uwchlan, PA	Preschool & Childcare	100%	SEG, Incorporated
Southern Crescent Center I (B)	Riverdale, GA	MOB	100%	—
Southern Crescent Center, II (D)	Riverdale, GA	MOB	100%	—
St. Matthews Medical Plaza II (C)	Louisville, KY	MOB	33%	—
Desert Valley Medical Center (E)	Phoenix, AZ	MOB	100%	—
Cypresswood Professional Center (B)
8101	Spring, TX	MOB	100%	—
8111	Spring, TX	MOB	100%	—
Desert Springs Medical Plaza (D)	Las Vegas, NV	MOB	100%	—
701 South Tonopah Bldg. (A)	Las Vegas, NV	MOB	100%	—
Santa Fe Professional Plaza (E)	Scottsdale, AZ	MOB	100%	—
Summerlin Hospital MOB I (D)	Las Vegas, NV	MOB	100%	—
Summerlin Hospital MOB II (D)	Las Vegas, NV	MOB	100%	—
Danbury Medical Plaza (B)	Danbury, CT	MOB	100%	—
Mid Coast Hospital MOB (C)	Brunswick, ME	MOB	74%	—
Rosenberg Children’s Medical Plaza (E)	Phoenix, AZ	MOB	100%	—
Gold Shadow (D)
700 Shadow Lane MOB	Las Vegas, NV	MOB	100%	—
2010 & 2020 Goldring MOBs	Las Vegas, NV	MOB	100%	—
Apache Junction Medical Plaza (E)	Apache Junction, AZ	MOB	100%	—
Spring Valley Medical Office Building (D)	Las Vegas, NV	MOB	100%	—
Spring Valley Hospital Medical Office Building II (D)	Las Vegas, NV	MOB	100%	—
Sierra San Antonio Medical Plaza (E)	Fontana, CA	MOB	100%	—
Phoenix Children’s East Valley Care Center (E)	Phoenix, AZ	MOB	100%	—
Centennial Hills Medical Office Building (D)	Las Vegas, NV	MOB	100%	—
Palmdale Medical Plaza (D)	Palmdale, CA	MOB	100%	—
Summerlin Hospital Medical Office Building III (D)	Las Vegas, NV	MOB	100%	—
Vista Medical Terrace (D)	Sparks, NV	MOB	100%	—
The Sparks Medical Building (D)	Sparks, NV	MOB	100%	—
Texoma Medical Plaza (D) (Q)	Denison, TX	MOB	100%	—
BRB Medical Office Building (E)	Kingwood, TX	MOB	100%	—
3811 E. Bell (E)	Phoenix, AZ	MOB	100%	—
Lake Pointe Medical Arts Building (E)	Rowlett, TX	MOB	100%	—
Forney Medical Plaza (E)	Forney, TX	MOB	100%	—
Tuscan Professional Building (E)	Irving, TX	MOB	100%	—
Emory at Dunwoody Building (E)	Atlanta, GA	MOB	100%	—
PeaceHealth Medical Clinic (E)	Bellingham, WA	MOB	100%	—
Forney Medical Plaza II (C)	Forney, TX	MOB	95%	—
Northwest Texas Professional Office Tower (E)	Amarillo, TX	MOB	100%	—
5004 Poole Road MOB (A)	Denison, TX	MOB	100%	—
Ward Eagle Office Village (E)	Farmington Hills, MI	MOB	100%	—
The Northwest Medical Center at Sugar Creek (E)	Bentonville, AR	MOB	100%	—
Hanover Emergency Center (E)	Mechanicsville, VA	FED	100%	—
South Texas ER at Weslaco (A)	Weslaco, TX	FED	100%	—
South Texas ER at Mission (A)	Mission, TX	FED	100%	—
Haas Medical Office Park (E)	Ottumwa, IA	MOB	100%	Regional Hospital Partners
Piedmont - Roswell Physician Center (E)	Sandy Springs, GA	MOB	100%	—
Piedmont - Vinings Physician Center (E)	Vinings, GA	MOB	100%	—

Madison Professional Office Building (E)	Madison, AL	MOB	100%	—
Chandler Corporate Center III (E)	Chandler, AZ	MOB	100%	—
Frederick Crestwood MOB (E)	Frederick, MD	MOB	100%	—
2704 North Tenaya Way (E)	Las Vegas, NV	MOB	100%	—
Henderson Medical Plaza (D)	Henderson, NV	MOB	100%	—
Health Center at Hamburg (E)	Hamburg, PA	MOB	100%	—
Las Palmas Del Sol Emergency Center-West (E)	El Paso, TX	FED	100%	—
Beaumont Medical Sleep Center Building (E)	Southfield, MI	MOB	100%	—
Bellin Health Family Medicine Center (E)	Escanaba, MI	MOB	100%	—
Texoma Medical Plaza II (H) (K)	Denison, TX	MOB	95%	—
Sand Point Medical Properties (L)	Escanaba, MI	MOB	100%	Fresenius Medical Care Holdings, Inc.
Fire Mesa (A) (O)	Las Vegas, NV	Office Building	100%	Universal Health Services, Inc.
140 Thomas Jefferson Drive (P)	Frederick, MD	MOB	100%	—
Sierra Medical Plaza I (I)	Reno, Nevada	MOB	100%	—

(A)	Real estate assets owned by us and leased to subsidiaries of Universal Health Services, Inc. (“UHS”).
(B)	Real estate assets owned by us and leased to an unaffiliated third-party or parties.
(C)

Real estate assets owned by a limited liability company (“LLC”) or a limited partnership (“LP”) in which we have a non-controlling ownership interests and include tenants who are unaffiliated third-parties.

(D)	Real estate assets owned by us or an LLC in which we hold 100% ownership interests and include tenants who are subsidiaries of UHS.
(E)	Real estate assets owned by us or an LLC in which we hold 100% ownership interests and include tenants who are unaffiliated third parties.
(F)	The lease on this facility expired on June 1, 2019. The facility is vacant and being marketed.
(G)	The lease on this facility expired on May 31, 2019. The facility is vacant and being marketed.
(H)	Real estate assets owned by an LLC or an LP in which we have a noncontrolling ownership interest and include tenants who are subsidiaries of UHS.
(I)

Construction on this UHS-related MOB began in January, 2022 and a non-related party has been engaged to act as construction manager. The MOB will be located on the campus of the Northern Nevada Sierra Medical Center, a newly constructed 170-bed hospital that is owned and operated by a wholly-owned subsidiary of UHS, which is scheduled to be completed during the first quarter of 2022. A wholly-owned subsidiary of UHS has entered into a master flex lease agreement for approximately 68% of the rentable square feet, subject to reduction based upon the execution of third-party leases.

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
(M)

On December 31, 2021, pursuant to an asset purchase and sale agreement with UHS and certain affiliates, a wholly-owned subsidiary of UHS purchased the real estate assets of the Inland Valley Campus of Southwest Healthcare System from us; and we purchased from two wholly-owned subsidiaries of UHS, the real estate assets of Aiken Regional Medical Center (including a behavioral health pavilion) and Canyon Creek Behavioral Health. In connection with this transaction, we paid approximately $2.8 million in cash to UHS which was the amount by which the fair market values of Aiken Regional Medical Center and Canyon Creek Behavioral Health exceeded the fair market value of the Inland Valley Campus of Southwest Healthcare System.  See Note 1 for further details surrounding this transaction.

(N)	The lease on this facility expired on December 31, 2021. The facility is vacant and being marketed.
(O)	This office building was acquired in May, 2021.
(P)	This MOB was acquired in January, 2022.
(Q)

During the fourth quarter of 2021, we purchased the 5% minority interest held by a third-party partner in Grayson Properties, LP.  As a result of the minority ownership purchase, we now own 100% of the LP.

Other Information

Included in our portfolio at December 31, 2021 are six acute and behavioral health care hospitals (one of which was substantially completed in late December, 2020 and three of which were acquired as part of an asset purchase and sale agreement with UHS on December 31, 2021, as discussed herein). On a comparative basis, included in our portfolio at December 31, 2020 were four acute and behavioral health care hospitals (excluding the specialty facilities). The leases with respect to these facilities comprised approximately 25% and 22% of our consolidated revenues in 2021 and 2020, respectively. As of January 1, 2022, leases on the six acute and behavioral health care hospitals have fixed terms with an average of 10.6 years remaining and include renewal options ranging from one to seven, five or ten-year terms.

Also included in our portfolio at December 31, 2021 are three specialty facilities which are all currently vacant. The lease on one of these specialty facilities expired on December 31, 2021 and was not renewed. The leases on the other two specialty facilities expired during 2019 and both facilities have been vacant since that time. The revenue generated from the specialty facility lease that expired in 2021 comprised approximately 2% of our consolidated revenue during the year ended December 31, 2021. The remaining lease terms for each hospital or specialty facility, which vary by hospital, are included herein in Item 2. Properties.

We believe a facility’s earnings before interest, taxes, depreciation, amortization and lease rental expense (“EBITDAR”) and a facility’s EBITDAR divided by the sum of minimum rent plus additional rent payable to us (“Coverage Ratio”), which are non-GAAP financial measures, are helpful to us and our investors as a measure of the operating performance of a hospital facility. EBITDAR, which is used as an indicator of a facility’s estimated cash flow generated from operations (before rent expense, capital additions and debt service), is used by us in evaluating a facility’s financial viability and its ability to pay rent. For the four occupied hospitals owned by us at the end of 2021 (excluding the three hospitals acquired on December 31, 2021 and including the one hospital that was divested on December 31, 2021), the combined weighted average Coverage Ratio was approximately 7.9 (ranging from -1.4 to 18.4, with the negative Coverage Ratio related to a newly constructed behavioral health care hospital that commenced operations in 2021). For the four occupied hospital or specialty facilities (excluding the newly constructed behavioral health hospital) owned by us at the end of 2020, the combined weighted average Coverage Ratio was approximately 10.3 (ranging from -0.6 to 23.5).

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

Relationship with Universal Health Services, Inc. (“UHS”)

Leases:    We commenced operations in 1986 by purchasing certain properties from subsidiaries of UHS and immediately leasing the properties back to the respective subsidiaries. The base rentals and lease and renewal terms for each of the hospitals leased to subsidiaries of UHS as of January 1, 2022 are provided below. The base rents are paid monthly. The lease on McAllen Medical Center also provides for bonus rent which is paid quarterly based upon a computation that compares the hospital’s current quarter revenue to a corresponding quarter in the base year. The hospital leases with subsidiaries of UHS, with the exception of the lease on Clive Behavioral Health Hospital (which is operated by UHS in a joint venture with an unrelated third party), are unconditionally guaranteed by UHS and are cross-defaulted with one another.

The combined revenues generated from the leases on the three acute care and one behavioral health care hospital facilities leased to subsidiaries of UHS at December 31, 2021, (McAllen Medical Center, Wellington Regional Medical Center, Inland Valley Campus of Southwest Healthcare and Clive Behavioral Health), before giving effect to the December 31, 2021 asset purchase and sale agreement with UHS and certain of its affiliates as discussed below, accounted for approximately 23% of our consolidated revenue for the five years ended December 31, 2021 (approximately 25%, 22% and 22% for the years ended December 31, 2021, 2020 and 2019 respectively). In addition to these four UHS hospital facilities, we have twenty properties consisting of MOBs (including one under construction) and FEDs that are either wholly or jointly-owned by us that include, or will include, tenants which are subsidiaries of UHS.  The aggregate revenues generated from UHS-related tenants comprised approximately 32% of our consolidated revenue for the five years ended December 31, 2021 (approximately 37%, 33% and 31% for the years ended December 31, 2021, 2020 and 2019, respectively).

On December 31, 2021, we  entered into an asset purchase and sale agreement with UHS and certain of its affiliates pursuant to the terms of which:

•

a wholly-owned subsidiary of UHS purchased from us, the real estate assets of the Inland Valley Campus of Southwest Healthcare System located in Wildomar, California, at its fair market value of $79.6 million.

•	two wholly-owned subsidiaries of UHS transferred to us, the real estate assets of the following properties:
o

Aiken Regional Medical Center, (“Aiken”), located in Aiken, South Carolina (which includes an acute care hospital and a behavioral health pavilion), at its fair-market value of approximately $57.7 million, and;

o	Canyon Creek Behavioral Health (“Canyon Creek”), located in Temple, Texas, at its fair-market value of approximately $24.7 million.
•

in connection with this transaction, since the fair-market value of Aiken and Canyon Creek, which totaled approximately $82.4 million in the aggregate, exceeded the $79.6 million fair-market value of the Inland Valley Campus of Southwest Healthcare System, we paid approximately $2.8 million in cash to UHS.  This transaction generated a gain of approximately $68.4 million which is included in our consolidated statement of income for the year ended December 31, 2021.

We have accounted for the asset sale and purchase agreement with UHS as a financing arrangement and our Consolidated Balance Sheet at December 31, 2021 reflects a financing receivable for the $82.4 million fair market value of the real estate assets that we received as part of the transaction. Additionally, we structured the purchase and sale of the above-mentioned properties as a like-kind exchange of property under the provisions of Section 1031 of the Internal Revenue Code of 1986, as amended.

Also on December 31, 2021, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases (with us as lessor), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033. Subject to the terms of the master lease, Aiken and Canyon Creek have the right to renew their leases, at the then current fair market rent (as defined in the master lease), for seven, five-year optional renewal terms. The aggregate annual rental during 2022 pursuant to the leases for these two facilities, which is payable to us on a monthly basis, amounts to approximately $5.6 million (consisting of $3.9 million related to Aiken and $1.7 million related to Canyon Creek). There is no bonus rental component applicable to either of these leases. Beginning on January 1, 2023, and thereafter on each January 1st through 2033, the annual rental will increase by 2.25% on a cumulative and compounded basis. Pursuant to the terms of the lease on the Inland Valley Campus, we earned $4.5 million of lease revenue during the year ended December 31, 2021 (consisting of $2.6 million in base rental and $1.9 million in bonus rental) and $4.4 million during the year ended December 31, 2020 (consisting of $2.6 million in base rental and $1.8 million in bonus rental).

Pursuant to the terms of the two master leases by and among us and certain subsidiaries of UHS, dated December 24, 1986 and December 31, 2021 (the “Master Leases”), which govern the leases of McAllen Medical Center, Wellington Regional Medical Center (governed by the Master Lease dated December 24, 1986), Aiken Regional Medical Center and Canyon Creek Behavioral Health (governed by the Master Lease dated December 31, 2021), all of which are hospital properties that are wholly-owned subsidiaries of UHS, UHS has the option, among other things, to renew the leases at the lease terms described below by providing notice to us at least 90 days prior to the termination of the then current term. UHS also has the right to purchase the respective leased facilities from us at their appraised fair market value upon any of the following: (i) at the end of the lease terms or any renewal terms; (ii) upon one month’s notice should a change of control of the Trust occur, or; (iii) within the time period as specified in the leases in the event that UHS provides notice to us of their intent to offer a substitution property/properties in exchange for one (or more) of the four wholly-owned UHS hospital facilities leased from us, should we be unable to reach an agreement with UHS on the properties to be substituted. Additionally, UHS has rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

In addition, a wholly-owned subsidiary of UHS is the managing, majority member in a joint-venture with an unrelated third-party that operates, and leases from us, Clive Behavioral Health.  This 100-bed behavioral health care facility is located in Clive, Iowa and was completed and opened in late December, 2020 and the hospital lease commenced on December 31, 2020.  Pursuant to the terms of the lease, we earned $2.5 million of lease revenue during the year ended December 31, 2021. The lease on this facility is a triple net lease and has an initial term of 20 years with five 10-year renewal options. Beginning on January 1, 2022, and thereafter on each January 1st through 2040 (and potentially through 2070 if the first three of five, 10-year renewal options are exercised), the annual rental will increase by 2.75% on a cumulative and compounded basis. The first three of the five 10-year renewal options will provide for annual rental as stipulated in the lease (2041 through 2070) and the two additional 10-year lease renewal options will be at fair market value lease rates (2071 through 2090). Pursuant to the terms of the lease on this facility, the joint venture has the option to, among other things, renew the lease at the terms specified in the lease agreement by providing notice to us at least 270 days prior to the termination of the then current term. The joint venture also has the right to purchase the leased facility from us at its appraised fair market value upon either of the following: (i) by providing notice at least 270 days prior to the end of the lease terms or any renewal terms, or; (ii) upon 30 days’ notice anytime within 12 months of a change of control of the Trust (UHS also has this right should the joint venture decline to exercise its purchase right). Additionally, the joint venture has rights of first offer to purchase the facility prior to any third-party sale.

The table below details the existing lease terms and renewal options for each of the hospital leases that are related to UHS as of January 1, 2022, consisting of three acute care hospitals and three behavioral health hospitals:

Hospital Name	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	$5,485,000	December, 2026	5 (a)
Wellington Regional Medical Center	$6,319,000	December, 2026	5 (b)
Aiken Regional Medical Center/Aurora Pavilion Behavioral Health Services	$3,895,000	December, 2033	35 (c)
Canyon Creek Behavioral Health	$1,670,000	December, 2033	35 (c)
Clive Behavioral Health Hospital	$2,628,000	December, 2040	50 (d)
(a)	UHS has one 5-year renewal option at existing lease rates (through 2031).
(b)	UHS has one 5-year renewal option at fair market value lease rates (through 2031; see additional disclosure below).
(c)	UHS has seven 5-year renewal options at fair market value lease rates (2034 through 2068).

(d)

The UHS-related joint venture has five 10-year renewal options; the first three of the five 10-year renewal options will be at computed lease rates as stipulated in the lease (2041 through 2070) and the last two 10-year renewal options will be at fair market lease rates (2071 through 2090).

Upon the December 31, 2021 expiration of the lease on Wellington Regional Medical Center located in West Palm Beach, Florida, a wholly-owned subsidiary of UHS exercised its fair market value renewal option and renewed the lease for a 5-year term scheduled to expire on December 31, 2026.  Effective January 1, 2022, the annual fair market value lease rate for this hospital, which is payable to us monthly, is $6.3 million (there is no longer a bonus rental component of the lease payment). Beginning on January 1, 2023, and thereafter on each January 1st through 2026, the annual rent will increase by 2.50% on a cumulative and compounded basis.  Pursuant to the terms of the hospital’s previous lease, we earned aggregate lease revenue of $5.5 million during the year ended December 31, 2021, (consisting of $3.0 million of base rental and $2.5 million of bonus rental) and $5.1 million during the year ended December 31, 2020 (consisting of $3.0 million of base rental and $2.1 million of bonus rental).

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

In January, 2022, we entered into a ground lease and master flex-lease agreement with a wholly-owned subsidiary of UHS with the intent to develop, construct and own the real property of Sierra Medical Plaza I, an MOB located in Reno, Nevada, consisting of approximately 86,000 rentable square feet. This MOB will be located on the campus of the Northern Nevada Sierra Medical Center, a newly constructed hospital that is owned and operated by a wholly-owned subsidiary of UHS, which is scheduled to be completed and opened during the first quarter of 2022. Construction of this MOB, for which we have engaged a non-related third party to act as construction manager, commenced in January, 2022. The cost of the MOB is estimated to be approximately $34 million. The master flex lease agreement, which is subject to reduction based upon the execution of third-party leases, is for approximately 68% of the rentable square feet of the MOB.

During the fourth quarter of 2021, we purchased the 5% minority ownership interest held by a third-party member in Grayson Properties, LP which owns the Texoma Medical Plaza, an MOB located in Denison, Texas for approximately $3.1 million. The MOB is located on the campus of Texoma Medical Center, a hospital that is owned and operated by a wholly-owned subsidiary of UHS. A third-party appraisal was completed to determine the fair value of the property.  As a result of this minority ownership purchase during the fourth quarter of 2021, we own 100% of the LP and are therefore consolidating this LP effective with the purchase date.  We do not expect a material impact on our net income as a result of the consolidation of this LP subsequent to the transaction.  Please see Note 5 for additional disclosure surrounding this transaction.

In May, 2021, we acquired the Fire Mesa office building located in Las Vegas, Nevada for a purchase price of approximately $12.9 million.  The building is 100% leased under the terms of a triple net lease by a wholly-owned subsidiary of UHS.  The initial lease is scheduled to expire on August 31, 2027 and has two five-year renewal options.  As discussed in Note 4, the acquisition of this office building is part of a series of planned tax-deferred like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code, as amended.

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

We are the lessee on twelve ground leases with subsidiaries of UHS (for consolidated and unconsolidated investments).  The remaining lease terms on the ground leases with subsidiaries of UHS range from approximately 28 years to approximately 77 years.  The annual aggregate lease payments on these properties are approximately $508,000 for the year ended 2021 and $508,000 for each of the years ended 2022, 2023, 2024 and 2025, and an aggregate of $29.0 million thereafter. See Note 4 for further disclosure around our lease accounting.

Officers and Employees:    Our officers are all employees of a wholly-owned subsidiary of UHS and although as of December 31, 2021 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time compensation awards in the form of restricted stock, and/or cash bonuses.

Advisory Agreement:    UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an advisory agreement dated December 24, 1986, and as amended and restated as of January 1, 2019 (the “Advisory Agreement”). Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory.  The Advisory Agreement was renewed for 2022 with the same terms as the Advisory Agreement in place during 2021 and 2020.

Our advisory fee for 2021, 2020 and 2019 was computed at 0.70% of our average invested real estate assets, as derived from our consolidated balance sheet.  Based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the advisory fee computation remained unchanged for 2021, as compared to the last three years. The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, lease receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Advisory fees incurred and paid (or payable) to UHS amounted to $4.4 million during 2021, $4.1 million during 2020 and $4.0 million during 2019 and were based upon average invested real estate assets of $629 million, $592 million and $568 million during 2021, 2020 and 2019, respectively.

Share Ownership:    As of December 31, 2021 and 2020, UHS owned 5.7% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS:    UHS is subject to the reporting requirements of the Securities and Exchange Commission (“SEC”) and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from UHS-related tenants comprised approximately 32% of our consolidated revenue for the five years ended December 31, 2021 (approximately 37%, 33% and 31% for the years ended December 31, 2021, 2020 and 2019, respectively), and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.  Please see the heading “A substantial portion of our revenues are dependent upon one operator. If UHS experiences financial difficulties, or otherwise fails to make payments to us, or elects not to renew the leases on our three acute care hospitals, our revenues could be materially reduced” under “Risk Factors” for more information.

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

Regulation and Other Factors

During each of the years of 2021, 2020 and 2019, approximately 25% of our revenues were earned pursuant to leases with operators of acute care hospitals, behavioral health care hospitals and free-standing emergency departments (“FEDs”), the substantial majority of which are subsidiaries of UHS. A significant portion of the revenue earned by the operators of our acute and behavioral health care hospitals and FEDs is derived from federal and state healthcare programs, including Medicare and Medicaid (excluding managed Medicare and Medicaid programs).

Our acute care facilities and behavioral health care hospitals derive a significant portion of their revenue from third-party payors, including the Medicare and Medicaid programs. Changes in these government programs in recent years have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for healthcare services. Payments from federal and state government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease program payments, as well as affect the cost of providing service to patients and the timing of payments to facilities. Neither we nor the operators of our hospital facilities are able to predict the effect of recent and future policy changes on our respective results of operations. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, the funding requirements and other provisions of the Legislation, may affect the availability of taxpayer funds for Medicare and Medicaid programs.  In addition, possible repeal or replacement of the Legislation may have significant impact on the reimbursement for healthcare services.

On December 14, 2018, a Texas Federal District Court declared the Legislation to be unconstitutional in its entirety. The Court concluded that the Individual Mandate is no longer permissible under Congress’s taxing power as a result of the Tax Cut and Jobs Act of 2017 (“TCJA”) reducing the Individual Mandate’s tax to $0 (i.e., it no longer produces revenue, which is an essential feature of a tax), rendering the Legislation unconstitutional.  The court also held that because the individual mandate is “essential” to the Legislation and is inseverable from the rest of the law, the entire Legislation is unconstitutional. Because the court issued a declaratory judgment and did not enjoin the law, the Legislation remains in place pending its appeal.  The District Court for the Northern District of Texas ruling was appealed to the U.S. Court of Appeals for the Fifth Circuit. On December 18, 2019, the 5th Circuit Court of Appeals’ three-judge panel voted 2-1 to strike down the Legislation individual mandate as unconstitutional. The 5th Circuit Court also sent the case back to the Texas district court to determine which Legislation provisions should be stricken with the mandate. The U.S. Supreme Court heard appeals and ultimately held in California v. Texas that the plaintiffs lacked standing to challenge the Legislation’s requirement to obtain minimum essential health insurance coverage, or the individual mandate.  The Court dismissed the case without specifically ruling on the constitutionality of the Legislation. As a result, the Legislation will continue to remain law, in its entirety, likely for the foreseeable future. While the results of the 2020 elections potentially reduce the risk of the Legislation being eliminated in whole or in part, the continued uncertainties regarding implementation of the Legislation create unpredictability for the strategic and business planning efforts of health care providers, which in itself constitutes a risk. If the rates paid or the scope of services covered by government payors are reduced, there could be a material adverse effect on the business, financial position and results of operations of the operators of our hospital facilities, and in turn, ours.

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

(ii)

Our bonus rent on the acute care hospitals operated by a subsidiary of UHS is based on the lessee’s net revenue which in turn is affected by the amount of reimbursement the lessee receives from the government.

A significant portion of the revenue earned by the operators of our acute care hospitals, behavioral health care hospitals and FEDs is derived from federal and state healthcare programs, including Medicare and Medicaid. Under the statutory framework of the Medicare and Medicaid programs, many of the general acute care operations are subject to administrative rulings, interpretations and discretion that may affect payments made under either or both of such programs as well as by other third party payors. The federal government makes payments to participating hospitals under its Medicare program based on various formulas. For inpatient services, the operators of our acute care hospitals are subject to an inpatient prospective payment system (“IPPS”). Under IPPS, hospitals are paid a predetermined fixed payment amount for each hospital discharge. The fixed payment amount is based upon each patient’s Medicare severity diagnosis related group (“MS-DRG”). Every MS-DRG is assigned a payment rate based upon the estimated intensity of hospital resources necessary to treat the average patient with that particular diagnosis. These rates are based upon historical national average costs and do not consider the actual costs incurred by a hospital in providing care. The MS-DRG rates are adjusted annually based on geographic region and are weighted based upon a statistically normal distribution of severity.

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

Our three acute care hospitals, three behavioral health care facilities and two FEDs operated by subsidiaries of UHS, as well as two FEDs operated by unaffiliated third-parties are located in Texas, Florida, California, Virginia, Illinois, South Carolina and Iowa. The majority of these states have reported significant budget deficits that have resulted in reductions of Medicaid funding at various times during the last few years and which could adversely affect future levels of Medicaid reimbursement received by certain operators of our facilities, including the operators of our hospital facilities. We can provide no assurance that reductions to Medicaid revenues earned by operators of certain of our facilities, particularly our hospital operators in the above-mentioned states, will not have a material adverse effect on the future operating results of those operators which, in turn, could have a material adverse effect on us.

Executive Officers of the Registrant

Name	Age	Position
Alan B. Miller	84	Chairman of the Board, Chief Executive Officer and President
Charles F. Boyle	62	Vice President and Chief Financial Officer
Cheryl K. Ramagano	59	Vice President, Treasurer and Secretary
Timothy J. Fowler	66	Vice President, Acquisition and Development

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

The COVID-19 vaccination process commenced during the first quarter of 2021. Since that time through the second quarter of 2021, the operators of our acute care hospitals had generally experienced a decline in COVID-19 patients as well as a corresponding recovery in non-COVID patient activity.  However, during the third and fourth quarters of 2021, and continuing into the first quarter of 2022, the operators of our acute care hospitals and certain other facilities generally experienced an increase in COVID-19 patients resulting from the Delta and, more recently, the highly transmissible Omicron variants. Booster doses for COVID-19 vaccinations began during the third quarter of 2021, and while we expect the administration of vaccines booster doses will assist in easing the number of COVID-19 patients, the pace at which this is likely to occur is very difficult to predict.

Although COVID-19 has not had a material adverse impact on our results of operations through December 31, 2021, we believe that the potentially adverse impact that the pandemic may have on the future operations and financial results of our tenants, and in turn ours, will depend upon many factors, most of which are beyond our, or our tenants’, ability to control or predict.  Such factors include, but are not limited to, the length of time and severity of the spread of the pandemic; the volume of cancelled or rescheduled elective procedures and the volume of COVID-19 patients treated by the operators of our hospitals and other healthcare facilities; measures our tenants are taking to respond to the COVID-19 pandemic; the impact of government and administrative regulation, including travel bans and restrictions, shelter-in-place or stay-at-home orders, quarantines, the promotion of social distancing, business shutdowns and limitations on business activity; changes in patient volumes at our tenants’ hospitals and other healthcare facilities due to patients’ general concerns related to the risk of contracting COVID-19 from interacting with the healthcare system; the impact of stimulus on the health care industry and our tenants; changes in patient volumes and payer mix caused by deteriorating macroeconomic conditions (including increases in uninsured and underinsured patients as the result of business closings and layoffs); potential disruptions to clinical staffing and shortages and disruptions related to supplies required for our tenants’ employees and patients, including equipment, pharmaceuticals and medical supplies, particularly personal protective equipment, or PPE; potential increases to expenses incurred by our tenants related to staffing, supply chain or other expenditures; the impact of our indebtedness and the ability to refinance such indebtedness on acceptable terms; disruptions in the financial markets and the business of financial institutions as the result of the COVID-19 pandemic which could impact our ability to access capital or increase associated borrowing costs; and changes in general economic conditions nationally and regionally in the markets our properties are located resulting from the COVID-19 pandemic, including increased unemployment and underemployment levels and reduced consumer spending and confidence. These factors could have a material adverse effect on the future business, financial position and results of operations of the operators of our facilities, and in turn, ours.

In addition, the Centers for Medicare and Medicaid Services (“CMS”) issued an Interim Final Rule (“IFR”) effective November 5, 2021 mandating COVID-19 vaccinations for all applicable staff at all Medicare and Medicaid certified facilities. Under the IRS, facilities covered by this regulation must establish a policy ensuring all eligible staff have received the first dose of a two-dose COVID-19 vaccine or a one-dose COVID-19 vaccine prior to providing any care, treatment, or other services by December 5, 2021. All eligible staff must have received the necessary shots to be fully vaccinated – either two doses of Pfizer or Moderna or one dose of Johnson & Johnson – by January 4, 2022. The regulation also provides for exemptions based on recognized medical conditions or religious beliefs, observances, or practices. Under the IFR, facilities must develop a similar process or plan for permitting exemptions in alignment with federal law. If facilities fail to comply with the IFR by the deadlines established, they are subject to potential termination from the Medicare and Medicaid program for non-compliance.  In addition, the Occupational Safety and Health Administration also issued an Emergency Temporary Standard (“ETS”) requiring all businesses with 100 or more employees to be vaccinated by January 4, 2022.  Pursuant to the ETS, those employees not vaccinated by that date will need to show a negative COVID-19 test weekly and wear a face mask in the workplace.  Legal challenges to these rules ensued, and the U.S. Supreme Court has upheld a stay of the ETS requirements but permitted the IFR vaccination requirements to go into effect pending additional litigation. CMS has indicated that hospitals in states not involved in the Supreme Court litigation are expected to be in compliance with IFR vaccination requirements consistent with the dates referenced above. Hospitals in states that were involved in the Supreme Court litigation must now come into compliance with first dose requirements by February 13, 2022 and second dose requirements by March 15, 2022.  Hospitals in Texas continue to not be subject to the IFR, pending the resolution of additional litigation there.  We cannot predict at this time the potential viability or impact of any such additional litigation on us or the operators of our facilities. Implementation of these rules could have an impact on staffing at the operators of our facilities for those employees that are not vaccinated in accordance with IFR and ETS requirements, and associated loss of revenues and increased costs resulting from staffing issues could have a material adverse effect on our financial results or those of the operators.

Pursuant to the lease on McAllen Medical Center, which is leased to wholly-owned subsidiary of UHS, we earn bonus rental revenue which is computed based upon a computation that compares the hospital’s current quarter revenue to the corresponding quarter in the base year. We could therefore experience significant decline in future bonus rental revenue earned on this property should the hospital experience a significant decline in patient volumes and revenues.

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

There is a high degree of uncertainty regarding the implementation and impact of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Paycheck Protection Program and Health Care Enhancement Act (the “PPPHCE Act”) and the American Rescue Plan Act of 2021 (the “ARPA”), which could impact the total amount and types of assistance and benefits our tenants will receive.

Recent legislation, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Paycheck Protection Program and Health Care Enhancement Act (the “PPPHCE Act”) and the American Rescue Plan Act of 2021 (the

“ARPA”), has provided grant funding to hospitals and other healthcare providers to assist them during the COVID-19 pandemic.  There is a high degree of uncertainty surrounding the implementation of the CARES Act and the PPPHCE Act, and the federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact.  There can be no assurance as to the total amount of financial and other types of assistance our tenants will receive under the CARES Act, the PPPHCE Act and the ARPA, and it is difficult to predict the impact of such legislation on our tenants’ operations or how they will affect operations of our tenants’ competitors.  There can be no assurance as to whether our tenants would be required to repay any previously granted funding, due to noncompliance with grant terms or otherwise. Moreover, we are unable to assess the extent to which anticipated negative impacts on our tenants (and, in turn, us) arising from the COVID-19 pandemic will be offset by amounts or benefits received or to be received under the CARES Act, the PPPHCE Act and the ARPA.

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

Three of our acute care hospitals, three of our behavioral health hospitals and two FEDs operated by wholly-owned subsidiaries or joint ventures of UHS, as well as two FEDs operated by unaffiliated third parties are located in Texas, Florida, California, Virginia and Illinois, Iowa and South Carolina. The majority of these states have reported significant budget deficits that have resulted in reductions of Medicaid funding at various times during the last few years and which could adversely affect future levels of Medicaid reimbursement received by certain operators of our facilities, including the operators of our hospital facilities. We can provide no assurance that reductions to Medicaid revenues earned by operators of certain of our facilities, particularly our hospital operators in the above-mentioned states, will not have a material adverse effect on the future operating results of those operators which, in turn, could have a material adverse effect on us. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, the funding requirements and other provisions of the Patient Protection and Affordable Care Act, may affect the availability of taxpayer funds for Medicare and Medicaid programs. If the rates paid or the scope of services covered by government payors are reduced, there could be a material adverse effect on the business, financial position and results of operations of the operators of our hospital facilities, and in turn, ours.

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

The Budget Control Act of 2011 (the “Budget Control Act”) mandated significant reductions in federal spending for fiscal years 2012-2021, including a reduction of 2% on all Medicare payments during this period. Subsequent legislation enacted by Congress eliminated the 2% reduction through 2021 but extended these reductions through 2030 in exchange. The most recent legislation extended the payment reduction suspension through March 31, 2022, with a 1% payment reduction from then until June 30, 2022 and the full 2% payment reduction thereafter.

Beginning in 2024 and continuing through 2027, the Medicaid disproportionate share hospital (“DSH”) allotment to the states from federal funds will be reduced. Such reductions have been delayed several times, most recently under the CAA, which further delays the DSH through 2024. During the reduction period, state Medicaid DSH allotments from federal funds will be reduced by $8 billion annually. Reductions are imposed on states based on percentage of uninsured individuals, Medicaid utilization and uncompensated care. We cannot predict the effect these payment policies will have on operators (including UHS), and, thus, our business.

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

A 2012 U.S. Supreme Court ruling limited the federal government’s ability to expand health insurance coverage by holding unconstitutional sections of the Legislation that sought to withdraw federal funding for state noncompliance with certain Medicaid coverage requirements. Pursuant to that decision, the federal government may not penalize states that choose not to participate in the Medicaid expansion program by reducing their existing Medicaid funding. Therefore, states can choose to accept or not to participate without risking the loss of federal Medicaid funding. As a result, many states, including Texas, have not expanded their Medicaid programs without the threat of loss of federal funding.  The Centers for Medicare and Medicaid Services (“CMS”) had granted section 1115 demonstration waivers providing for work and community engagement requirements for certain Medicaid eligible individuals. However, most recently, the Biden Administration has expressed disfavor with Medicaid program work requirements, with the understanding that such requirements pose a substantial risk that many potential demonstration beneficiaries would be prevented from initially enrolling in coverage or that the requirements would lead to a sizable number of eligibility suspensions and eventual disenrollments among beneficiaries who are initially able to enroll. Accordingly, CMS has recently revoked certain State Medicaid program approvals including work requirements.

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

On December 14, 2018, a Texas Federal District Court declared the Legislation to be unconstitutional in its entirety. The Court concluded that the Individual Mandate is no longer permissible under Congress’s taxing power as a result of the Tax Cut and Jobs Act of 2017 (“TCJA”) reducing the Individual Mandate’s tax to $0 (i.e., it no longer produces revenue, which is an essential feature of a tax), rendering the Legislation unconstitutional.  The court also held that because the individual mandate is “essential” to the Legislation and is inseverable from the rest of the law, the entire Legislation is unconstitutional. Because the court issued a declaratory judgment and did not enjoin the law, the Legislation remains in place pending its appeal.  The District Court for the Northern District of Texas ruling was appealed to the U.S. Court of Appeals for the Fifth Circuit. On December 18, 2019, the 5th Circuit Court of Appeals’ three-judge panel voted 2-1 to strike down the Legislation individual mandate as unconstitutional. The 5th Circuit Court also sent the case back to the Texas district court to determine which Legislation provisions should be stricken with the mandate. The U.S. Supreme Court heard appeals and ultimately held in California v. Texas that the plaintiffs lacked standing to challenge the Legislation’s requirement to obtain minimum essential health insurance coverage, or the individual mandate.  The Court dismissed the case without specifically ruling on the constitutionality of the Legislation. As a result, the Legislation will continue to remain law, in its entirety, likely for the foreseeable future. While the results of the 2020 elections potentially reduce the risk of the Legislation being eliminated in whole or in part, the continued uncertainties regarding implementation of the Legislation create unpredictability for the strategic and business planning efforts of health care providers, which in itself constitutes a risk.

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

As part of the CAA, Congress passed legislation aimed at preventing or limiting patient balance billing in certain circumstances. The CAA addresses surprise medical bills stemming from emergency services, out-of-network ancillary providers at in-network facilities, and air ambulance carriers. The legislation prohibits surprise billing when out-of-network emergency services or out-of-network services at an in-network facility are provided, unless informed consent is received. In these circumstances providers are prohibited from billing the patient for any amounts that exceed in-network cost-sharing requirements. On July 13, 2021, HHS, the

Department of Labor and the Department of the Treasury issued an interim final rule, which begins to implement this legislation. The rule would limit our ability to receive payment for services at usually higher out-of-network rates in certain circumstances and prohibit out-of-network payments in other circumstances.

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

If our operators fail to comply with applicable laws and regulations, they could be subjected to liabilities, including criminal penalties, civil penalties (including the loss of their licenses to operate one or more facilities), and exclusion of one or more facilities from participation in the Medicare, Medicaid and other federal and state health care programs. The imposition of such penalties could jeopardize that operator’s ability to make lease or mortgage payments to us or to continue operating its facility. In addition, our bonus rent is based on the net revenues of the UHS hospital facility, which in turn is affected by the amount of reimbursement that such lessee receives from the government.

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

The Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), signed into law on December 22, 2017, made significant changes to corporate and individual tax rates and the calculation of taxes.  While the 2017 Tax Act has not had a significant direct impact on us, it may impact us indirectly as our tenants and the jurisdictions in which we do business as well as the overall investment thesis for REITs may be impacted both positively and negatively. Additionally, the overall impact of the 2017 Tax Act depends on future interpretations and regulations that may be issued by federal tax authorities, as well as changes in state and local taxation in response to the 2017 Tax Act, and it is possible that such future interpretations, regulations and other changes could adversely impact us.  On March 27, 2020, federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, the CARES Act, was signed into law. The CARES Act makes technical corrections to, or modifies on a temporary basis, certain of the provisions of the 2017 Tax Act, and it is possible that additional such legislation may be enacted in the future. In addition, further changes to the tax laws, unrelated to the 2017 Tax Act or the COVID-19 pandemic, are possible. In particular, the federal income taxation of REITs may be modified, possible with retroactive effect, by legislative, administrative or judicial action at any time.

UHS and its subsidiaries are subject to pending legal actions, purported stockholder class actions, governmental investigations and regulatory actions.

UHS and its subsidiaries are subject to pending legal actions, governmental investigations and regulatory actions. Since UHS comprised approximately 37%, 33% and 31% of our consolidated revenues for the years ended December 31, 2021, 2020 and 2019, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-K and 10-Q, as publicly filed with the Securities and Exchange Commission. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

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

In addition, the operators of our facilities face competition from other health care providers, including physician owned facilities and other competing facilities, including certain facilities operated by UHS but the real property of which is not owned by us. Such competition is experienced in markets including, but not limited to, McAllen, Texas, the site of our McAllen Medical Center, a 370-bed acute care hospital.

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

For the year ended December 31, 2021, lease payments from UHS comprised approximately 37% of our consolidated revenues. In addition, as of December 31, 2021, subsidiaries of UHS leased six hospital facilities owned by us with current lease terms expiring at various times from 2026 to 2040. We cannot assure you that UHS will continue to satisfy its obligations to us or renew existing leases upon their scheduled maturity. In addition, if subsidiaries of UHS exercise their options to purchase any of the six hospitals or two FEDs leased from us, our future revenues could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to the leases on the facilities. The failure or inability of UHS to satisfy its obligations to us, or should UHS elect not to renew the leases on the six hospitals or two FEDs, our revenues and net income could be materially reduced, which could in turn reduce the amount of dividends we pay and cause our stock price to decline.  Please see Note 4 to the consolidating financial statements – Lease Accounting, for additional information.

Our relationship with UHS may create conflicts of interest.

In addition to being dependent upon UHS for a substantial portion of our revenues and leases, since 1986, UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, has served as our Advisor. Pursuant to our Advisory Agreement, as amended and restated effective January 1, 2019, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. Further, all of our officers are employees of the Advisor. We have no salaried employees although our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time compensation awards in the form of restricted stock and/or cash bonuses. We believe that the quality and depth of the management and advisory services provided to us by our Advisor and UHS could not be replicated by contracting with unrelated third parties or by being self-advised without considerable cost increases. We believe that these relationships have been beneficial to us in the past, but we cannot guarantee that they will not become detrimental to us in the future.

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

For the year ended December 31, 2021, 11% of our consolidated and unconsolidated revenues were generated by five jointly-owned LLCs/LPs (one of which we began accounting for on a consolidated basis effective November 1, 2021 as a result of our purchase of 5% minority interest that was held by a third-party member) in which we hold non-controlling equity ownership interests ranging from 33% to 95%.  Our level of investment and lack of control exposes us to potential losses of our investments and revenues. Although our ownership arrangements have been beneficial to us in the past, we cannot guarantee that they will continue to be beneficial in the future.

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

In addition to the foregoing risks, we cannot predict whether the leases on our properties, including the leases on the six hospitals leased to subsidiaries of UHS, which have options to purchase the respective leased facilities at fair market value, as discussed herein, will be renewed at the rates as stipulated in the lease, or fair market value lease rates, at the end of the current lease terms which expire at various times in 2026 to 2040. If the leases are not renewed, we may be required to find other operators for these hospitals and/or enter into leases with less favorable terms. The exercise of purchase options for our hospitals may result in a less favorable rate of return for us than the rental revenue currently earned on such facilities. Further, the purchase options and rights of first refusal granted to the respective lessees to purchase or lease the respective leased hospitals, after the expiration of the lease term, may adversely affect our ability to sell or lease a hospital, and may present a potential conflict of interest between us and UHS since the price and terms offered by a third-party are likely to be dependent, in part, upon the financial performance of the facility during the final years of the lease term.

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

In general, dividends (qualified) paid by a U.S. corporation to individual U.S. shareholders are subject to Federal income tax at a maximum rate of 20% for 2021 (subject to certain additional taxes for certain taxpayers). In contrast, since we are a REIT, our distributions to individual U.S. shareholders are not eligible for the reduced rates which apply to distributions from regular corporations, and thus may be subject to Federal income tax at a rate as high as 37% for 2021 (subject to certain additional taxes for certain taxpayers).  The differing treatment of dividends received from REITs and other corporations might cause individual investors to view an investment in REITs as less attractive relative to other corporations, which might negatively affect the value of our shares.

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

In September, 2020, UHS had experienced an information technology security incident which led UHS to suspend user access to its information technology applications related to operations located in the United States. While its information technology applications were offline, patient care was delivered safely and effectively at its facilities across the country utilizing established back-up processes, including offline documentation methods. UHS has investigated the nature and potential impact of the security incident and engaged third-party information technology and forensic vendors to assist. No evidence of unauthorized access, copying or misuse of any patient or employee data has been identified to date. Promptly after the incident, its information technology applications were restored at its acute care and behavioral health hospitals, as well as at the corporate level, thereby re-establishing connections to all major systems and applications, including electronic medical records, laboratory and pharmacy systems and its hospitals resumed normal operations.

Risks Related to the Market Conditions and Liquidity

A worsening of the economic and employment conditions in the United States could materially affect our business and future results of operations of the operators of our facilities which could, in turn, materially reduce our revenues and net income.

Our future results of operations could be unfavorably impacted by deterioration in general economic conditions which could result in increases in the number of people unemployed and/or uninsured. Our operators’ patient volumes, revenues and financial results depend significantly on the universe of patients with health insurance, which to a large extent is dependent on the employment status of individuals in certain markets. A worsening of economic conditions may result in a higher unemployment rate which will likely increase the number of individuals without health insurance. As a result, the operators of our facilities may experience a decrease in patient volumes. Should that occur, it may result in decreased occupancy rates at our medical office buildings as well as a reduction in the revenues earned by the operators of our hospital facilities which would unfavorably impact our future bonus rental revenue (on the UHS hospital facility) and may potentially have a negative impact on the future lease renewal terms and the underlying value of the hospital properties.

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

The phase-out of LIBOR on January 1, 2022 and June 30, 2023.

In 2017, the U.K. Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to phase out LIBOR and stop compelling banks to submit rates for its calculation.   In 2021, the FCA further announced that effective January 1, 2022, the one week and two-month USD LIBOR tenors are no longer being published, and all other USD LIBOR tenors will cease to be published after June 30, 2023.

The Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to USD-LIBOR in derivatives and other financial contracts.  We are not able to predict how the markets will respond to SOFR or any other alternative reference rate as the transition away from LIBOR continues in the coming years.  Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR.  If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

At December 31, 2021, we had contracts that are indexed to LIBOR, such as our unsecured revolving credit facility and interest rate derivatives. We are monitoring and evaluating the related risks, which include interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.  Our unsecured revolving credit facility contains provisions specifying alternative interest rate calculations to be employed when LIBOR ceases to be available as a benchmark.

We currently expect the LIBOR-indexed rates included in our debt agreements to be available until June 30, 2023. We anticipate managing the transition to a preferred alternative rate using the language set out in our agreements, however, future market conditions may not allow immediate implementation of desired modifications and we may incur significant associated costs in doing so. We will continue to monitor and evaluate the potential impact on our debt payments and value of our related debt, however, we are not able to predict when LIBOR-indexed rates (other than one week and two-month tenors which are not included in our debt agreements and are no longer being published) will cease to be available.

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

Both Master Leases by and among us and certain subsidiaries of UHS, which together govern the three acute care hospital properties, three behavioral healthcare hospitals and the freestanding emergency departments leased to subsidiaries of UHS, includes a change of control provision. The change of control provision grants UHS the right, upon one month’s notice should a change of control of the Trust occur, to purchase any or all of the leased hospital properties at their appraised fair market values. The exercise of this purchase option may result in a less favorable rate of return earned on the sales proceeds received than the rental revenue currently earned on such facilities.

These provisions could discourage unsolicited acquisition proposals or make it more difficult for a third-party to gain control of us, which could adversely affect the market price of our securities and prevent shareholders from receiving a take-over premium.

Item 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The following table shows our investments in hospital facilities owned by us and leased to UHS and other non-related parties and also provides information related to various properties in which we have or had significant investments, some of which are accounted for by the equity method. As discussed herein, on December 31, 2021, we entered into an asset purchase and sale agreement with certain wholly-owned subsidiaries of UHS pursuant to the terms of which, UHS purchased from us, the real estate assets of Inland Valley Campus of Southwest Healthcare System, and in exchange, UHS transferred to us the real estate assets of Aiken Regional Medical Center (which includes an acute care hospital and a behavioral health pavilion) and Canyon Creek Behavioral Health. The capacity in terms of beds (for the hospital facilities) and the five-year occupancy levels are based on information provided by the lessees.

								Lease Term
		Number							End of		% of RSF
		of							initial		under
		available	Average Occupancy(1)					Minimum	or	Renewal	lease with	Range of
	Type of	beds @						lease	renewed	term	guaranteed	guaranteed
Hospital Facility Name and Location	facility	12/31/2021	2021	2020	2019	2018	2017	payment	term	(years)	escalators	escalation
Southwest Healthcare System: Inland Valley Campus(2)(5) Wildomar, California	Acute Care	0	76%	63%	63%	59%	62%	—	2021	—	0%	—
Aiken Regional Medical Center / Aurora Pavilion (2)(5)(7) Aiken, South Carolina	Acute Care / Behavioral Health	273	N/A	N/A	N/A	N/A	N/A	3,895,000	2033	35	100%	2.25%
McAllen Medical Center(3)(5)(7) McAllen, Texas	Acute Care	370	51%	50%	50%	44%	45%	5,485,000	2026	5	0%	—
Wellington Regional Medical Center(4)(5)(7) West Palm Beach, Florida	Acute Care	155	75%	62%	62%	59%	57%	6,319,000	2026	5	100%	2.50%
Canyon Creek Behavioral Health(2)(5)(7) Temple, Texas	Behavioral Health Care	102	N/A	N/A	N/A	N/A	N/A	1,670,000	2033	35	100%	2.25%
Clive Behavioral Health(5)(7)(10) Clive, Iowa	Behavioral Health Care	100	16%	N/A	N/A	N/A	N/A	2,628,000	2040	50	100%	2.75%

Specialty Facility Name and Location
Evansville Facility(8) Evansville, Indiana	Specialty	0	—	—	—	75%	73%	—	—	—	0%	—
Corpus Christi Facility(8) Corpus Christi, Texas	Specialty	0	—	—	—	46%	50%	—	—	—	0%	—
4058 W. Melrose Facility(9) Chicago, Illinois	Specialty	0	22%	27%	27%	35%	39%	—	2021	—	0%	—

							Lease Term
								End of		% of RSF
								initial		under
	Type	Average Occupancy(1)					Minimum	or	Renewal	lease with	Range of
	of						lease	renewed	term	guaranteed	guaranteed
Facility Name and Location	facility	2021	2020	2019	2018	2017	payments(6)	term	(years)	escalators	escalation
Spring Valley MOB I (5) Las Vegas, Nevada	MOB	86%	94%	85%	81%	72%	$979,000	2022-2029	Various	85%	2%-3%
Spring Valley MOB II (5) Las Vegas, Nevada	MOB	95%	71%	63%	71%	85%	828,000	2022-2030	Various	85%	2%-3%
Summerlin Hospital MOB I (5) Las Vegas, Nevada	MOB	79%	83%	78%	72%	65%	1,384,000	2022-2028	Various	78%	2%-3%
Summerlin Hospital MOB II (5) Las Vegas, Nevada	MOB	73%	77%	80%	79%	80%	1,347,000	2022-2027	Various	72%	2%-3%
Summerlin Hospital MOB III (5) Las Vegas, Nevada	MOB	88%	84%	86%	99%	100%	1,789,000	2022-2029	Various	88%	2%-3%
Rosenberg Children’s Medical Plaza Phoenix, Arizona	MOB	100%	100%	100%	100%	99%	2,265,000	2023-2028	Various	100%	2%-3%
Centennial Hills MOB (5) Las Vegas, Nevada	MOB	79%	81%	77%	75%	75%	1,721,000	2022-2035	Various	70%	2%-3%
PeaceHealth Medical Clinic Bellingham, Washington	MOB	100%	100%	100%	100%	100%	2,937,000	2029	10	100%	3%
Lake Pointe Medical Arts Building Rowlett, Texas	MOB	84%	96%	96%	95%	100%	798,000	2022-2029	Various	72%	3%
Chandler Corporate Center III Chandler, Arizona	MOB	92%	92%	92%	92%	92%	1,247,000	2027	Various	92%	2%
Frederick Crestwood MOB Frederick, Maryland	MOB	100%	100%	100%	100%	100%	1,696,000	2026-2030	Various	100%	2%-3%
Henderson Union Village MOB (5) Henderson, Nevada	MOB	61%	52%	38%	37%	24%	1,448,000	2022-2031	Various	68%	2%-3%
Midcoast Hospital MOB Brunswick, Maine	MOB	100%	100%	100%	100%	100%	1,480,000	2026	Various	100%	2%
Texoma Medical Plaza (5) Denison, Texas	MOB	96%	100%	100%	100%	100%	1,948,000	2022-2030	Various	76%	3%

N/A – Not applicable.

(1)

Average occupancy rate for the hospital facilities is based on the average number of available beds occupied during each of the five years ended December 31, 2021. Average available beds is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction and anticipation of future needs. The average occupancy rate of a hospital is affected by a number of factors, including the number of physicians using the hospital, changes in the number of beds, the composition and size of the population of the community in which the hospital is located, general and local economic conditions, variations in local medical and surgical practices and the degree of outpatient use of the hospital services. Average occupancy rate for the multi-tenant medical office buildings is based on the occupied square footage of each building, including any applicable master leases.

(2)

Please see above in Relationship with UHS, for additional disclosure regarding the asset purchase and sale agreement with UHS and certain of its affiliates.  On December 31, 2021, a wholly-owned subsidiary of UHS purchased the real estate assets of Inland Valley from us at its fair market value.  Additionally, two wholly-owned subsidiaries of UHS transferred the real estate assets of two properties to us at their fair market values.  The transferred properties are Aiken Regional Medical Center, (“Aiken”) which includes an acute care hospital and a behavioral health pavilion, and Canyon Creek Behavioral Health (“Canyon Creek”). The occupancy details for Aiken and Canyon Creek from 2016 through 2021 are not relevant since we acquired them on December 31, 2021.

(3)

During the first quarter of 2001, UHS purchased the assets and operations of the 60-bed McAllen Heart Hospital located in McAllen, Texas. Upon acquisition by UHS, the Heart Hospital began operating under the same license as McAllen Medical Center (which has 370 available beds as of December 31, 2021). The net revenues of the combined operations included revenues generated by the Heart Hospital, the real property of which is not owned by us. Accordingly, the McAllen Medical Center lease was amended during 2001 to exclude from the bonus rent calculation, the estimated net revenues generated at the Heart Hospital (as calculated pursuant to a percentage-based allocation determined at the time of the merger). During 2000, UHS purchased the South Texas Behavioral Health Center, a behavioral health care facility located in McAllen, Texas. In 2006, a newly constructed, 134-bed replacement facility for the South Texas Behavioral Health Center was completed and opened. We do not own the real property of South Texas Behavioral Health Center. Upon UHS’s acquisition of the South Texas Behavioral Health Center in 2000, the facility’s license was merged into the operating license of McAllen Medical Center/McAllen Heart Hospital. There was no amendment to the McAllen Medical Center lease related to the operations of the South Texas Behavioral Health Center and its net revenues are distinct and excluded from the bonus rent calculation. In 2007, the operations of each of the above-mentioned facilities, as well as the operations of Edinburg Regional Medical Center/Children’s Hospital, a 235-bed facility located in Edinburg, Texas, were merged into one license operating as the South Texas Health System (“STHS”). The real property of Edinburg Regional Medical Center/Children’s Hospital is not owned by us and its net revenues are distinct and excluded from the bonus rent calculation. In 2015, the newly constructed South Texas

ER at Weslaco and South Texas ER at Mission (Free-standing Emergency Departments (“FEDs”)) were completed and opened. These facilities also operate under the STHS license. The real property of these two FEDs was purchased by us and leased back to STHS. The average occupancy rates reflected above are based upon the combined occupancy and combined number of beds at McAllen Medical Center and McAllen Heart Hospital. No assurance can be given as to the effect, if any, the consolidation of the facilities into one operating license, as mentioned above, had on the underlying value of McAllen Medical Center.  Base rental commitments and the guarantee by UHS under the original lease continue for the remainder of the lease terms.

(4)

In 2014, an 80-bed expansion was added to Wellington Regional Medical Center increasing the hospital’s total available beds from 153 to 233. Pursuant to terms of the Wellington Regional Medical Center lease in effect during 2021, we were entitled to bonus rental on the net revenues generated from the 80-bed expansion. However, since we did not acquire the property associated with the additional 80-beds, the hospital’s base rental remained unchanged and the additional beds are not included in the number of available beds reflected above.  Upon the December 31, 2021 expiration of the lease, Wellington Regional Medical Center exercised its fair market value renewal option and renewed the lease for a 5-year term.  Effective January 1, 2022, the annual fair market value lease rate is $6.3 million and there is no bonus rental component applicable to the renewed fair market value lease.

(5)

The real estate assets of this facility are or were owned by us (either directly or through an LLC in which we hold 100% of the ownership interest) and include tenants who are subsidiaries of UHS or jointly owned by a subsidiary of UHS.

(6)	Minimum lease payment amounts contain impact of straight-line rent adjustments, if applicable.
(7)

See above in Relationship with UHS, regarding, among other things, UHS’s purchase option as discussed herein. We believe the respective fair values for each of these hospitals equals or exceeds the respective net book values or net financing receivables as of December 31, 2021 amounting to: $15.3 million for McAllen Medical Center, $10.3 million for Wellington Regional Medical Center, $33.9 million for Clive Behavioral Health, $57.7 million for Aiken Regional Medical Center (in terms of financing receivable), and; $24.7 for Canyon Creek Behavioral Health (in terms of financing receivable).

(8)	The lease on this facility expired in 2019 and the property remains vacant. We are marketing the property.
(9)	The lease on this facility expired on December 31, 2021 and the property remains vacant. We are marketing the property.
(10)

This newly constructed UHS-related hospital was substantially completed in December of 2020.  The lease on this facility, which was executed with a joint venture between UHS and an unrelated party, is triple net and has an initial term of 20 years with five, 10-year renewal options.

Leasing Trends at Our Significant Medical Office Buildings

During 2021, we had a total of 56 new or renewed leases related to the medical office buildings indicated above, in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 29% of the aggregate rentable square feet of these properties (26% related to renewed leases and 3% related to new leases). Rental rates, tenant improvement costs and rental concessions vary from property to property based upon factors such as, but not limited to, the current occupancy and age of our buildings, local overall economic conditions, proximity to hospital campuses and the vacancy rates, rental rates and capacity of our competitors in the market. In connection with lease renewals executed during 2021, the weighted-average rental rates, as compared to rental rates on the expired leases, increased by approximately 1% during 2021. The weighted-average tenant improvement costs associated with these new or renewed leases was approximately $5 per square foot during 2021. The weighted-average leasing commissions on the new and renewed leases commencing during 2021 was approximately 2% of base rental revenue over the term of the leases. The average aggregate value of the tenant concessions, generally consisting of rent abatements, provided in connection with new and renewed leases commencing during 2021 was approximately 0.8% of the future aggregate base rental revenue over the lease terms. Rent abatements were, or will be, recognized in our results of operations under the straight-line method over the lease term regardless of when payments are due.

Set forth below is information detailing the rentable square feet (“RSF”) associated with each of our properties as of December 31, 2021 and the percentage of RSF on which leases expire during the next five years and thereafter. For the MOBs that have scheduled lease expirations during 2022 of 10% or greater (of RSF), we have included information regarding estimated market rates relative to lease rates on the expiring leases.

			Percentage of RSF with lease expirations
	Total RSF	Available for Lease Jan. 1, 2022	2022	2023	2024	2025	2026	2027 and Later
Hospital Investments:
McAllen Medical Center	422,276	0%	0%	0%	0%	0%	100%	0%
Aiken Regional Medical Center/Aurora Pavilion Behavioral Health Services	346,000	0%	0%	0%	0%	0%	0%	100%
Wellington Regional Medical Center	196,489	0%	0%	0%	0%	0%	100%	0%
Clive Behavioral Health Hospital	82,138	0%	0%	0%	0%	0%	0%	100%
Canyon Creek Behavioral Health Hospital	67,700	0%	0%	0%	0%	0%	0%	100%
Sub-total Hospitals	1,114,603	0%	0%	0%	0%	0%	56%	44%

Specialty Facilities:
4058 W. Melrose Facility	115,554	100%	0%	0%	0%	0%	0%	0%
Evansville Facility	77,440	100%	0%	0%	0%	0%	0%	0%
Corpus Christi Facility	69,700	100%	0%	0%	0%	0%	0%	0%
Sub-total Specialty Facilities	262,694	100%	0%	0%	0%	0%	0%	0%

Medical Office Buildings:
Goldshadow - 2010 - 2020 Goldring MOB's (e.)	74,774	14%	16%	2%	20%	7%	21%	20%
Goldshadow - 700 Shadow Lane MOB	42,060	47%	4%	6%	0%	23%	20%	0%
Texoma Medical Plaza (b.)	115,284	7%	16%	6%	13%	2%	3%	53%
St. Matthews Medical Plaza II (b.)	103,011	0%	18%	0%	18%	46%	9%	9%
Desert Springs Medical Plaza	103,000	43%	2%	15%	26%	0%	7%	7%
Peace Health Medical Clinic	98,886	0%	0%	0%	0%	0%	0%	100%
Centennial Hills Medical Office Building (c.)	96,573	19%	15%	17%	6%	6%	15%	22%
Summerlin Hospital Medical Office Building II (d.)	92,313	28%	28%	4%	20%	0%	14%	6%
Summerlin Hospital Medical Office Building I (d.)	89,636	22%	23%	13%	8%	23%	7%	4%
Chandler Corporate Center III	81,770	8%	0%	0%	0%	0%	0%	92%
3811 E. Bell (a.)	80,200	35%	12%	7%	12%	4%	0%	30%
Henderson Union Village MOB	79,599	32%	3%	3%	3%	0%	0%	59%
Summerlin Hospital Medical Office Building III	77,713	12%	2%	21%	42%	0%	0%	23%
Texoma Medical Plaza II	74,921	39%	0%	0%	0%	0%	0%	61%
Mid Coast Hospital MOB	74,629	0%	0%	0%	0%	0%	100%	0%
Northwest Texas Professional Office Tower	72,351	0%	0%	36%	64%	0%	0%	0%
Rosenberg Children's Medical Plaza	66,231	0%	0%	49%	0%	0%	27%	24%
Frederick Crestwood MOB	62,297	0%	0%	0%	0%	0%	42%	58%
Palmdale Medical Plaza	59,405	32%	8%	13%	9%	0%	8%	30%
Sierra San Antonio Medical Plaza	59,160	27%	5%	38%	18%	0%	11%	1%
Spring Valley Medical Office Building (a.)	57,828	15%	12%	18%	13%	13%	13%	16%
Spring Valley Medical Office Building II (c.)	57,364	5%	26%	0%	17%	20%	0%	32%
Southern Crescent Center II	53,680	39%	0%	0%	0%	61%	0%	0%
Desert Valley Medical Center (d.)	53,625	4%	36%	37%	5%	10%	0%	8%
Tuscan Professional Building (c.)	53,231	6%	56%	19%	3%	0%	0%	16%
Lake Pointe Medical Arts Building (d.)	50,974	28%	22%	24%	7%	5%	7%	7%
Forney Medical Plaza (a.)	50,947	14%	0%	19%	5%	0%	21%	41%
Vista Medical Terrace (b.)	50,921	62%	17%	9%	4%	8%	0%	0%
2704 N. Tenaya Way	44,894	0%	0%	100%	0%	0%	0%	0%
2700 Fire Mesa	44,424	0%	0%	0%	0%	0%	0%	100%
Southern Crescent Center I	41,897	58%	0%	42%	0%	0%	0%	0%
BRB Medical Office Building	40,733	13%	39%	0%	0%	9%	28%	11%
Cypresswood Professional Center - 8101	10,200	100%	0%	0%	0%	0%	0%	0%
Cypresswood Professional Center - 8111	29,882	41%	0%	0%	10%	6%	43%	0%
Danbury Medical Plaza	36,141	45%	1%	0%	0%	0%	54%	0%
The Sparks Medical Building (c.)	35,127	0%	12%	18%	0%	21%	0%	49%

Phoenix Children’s East Valley Care Center	30,960	0%	0%	0%	0%	0%	0%	100%
Forney Medical Plaza II	30,507	36%	0%	19%	0%	9%	0%	36%
Madison Station MOB (d.)	30,096	0%	43%	0%	8%	24%	0%	25%
Apache Junction Medical Plaza (b.)	26,901	0%	47%	0%	0%	18%	35%	0%
Santa Fe Professional Plaza (c.)	24,888	0%	26%	36%	0%	7%	17%	14%
Professional Bldg at King's Crossing - Bldg A	11,528	100%	0%	0%	0%	0%	0%	0%
Professional Bldg at King's Crossing - Bldg B (c.)	12,790	0%	11%	38%	33%	18%	0%	0%
Emory at Dunwoody Building	20,366	0%	0%	0%	0%	100%	0%	0%
Piedmont - Roswell Physicians Center	19,927	0%	0%	0%	0%	0%	0%	100%
Bellin Health Family Medical Center	18,600	0%	0%	0%	0%	0%	100%	0%
Piedmont - Vinings Physicians Center	16,790	0%	0%	0%	0%	0%	0%	100%
Ward Eagle Office Village	16,282	0%	0%	100%	0%	0%	0%	0%
Haas Medical Office Park	15,850	0%	0%	0%	0%	100%	0%	0%
Health Center at Hamburg	15,400	0%	0%	0%	0%	100%	0%	0%
Northwest Medical Center at Sugar Creek (c.)	13,696	0%	21%	17%	62%	0%	0%	0%
Family Doctor's MOB	12,050	0%	0%	0%	0%	0%	100%	0%
Beaumont Sleep Center	11,556	0%	0%	0%	0%	0%	0%	100%
701 South Tonopah Building	10,747	0%	0%	100%	0%	0%	0%	0%
Sand Point MOB	9,128	0%	0%	0%	0%	0%	0%	100%
5004 Pool Road MOB	4,400	0%	0%	0%	0%	0%	0%	100%

Preschool and Childcare Centers:
Chesterbrook Academy - Audubon	8,300	0%	0%	0%	0%	0%	100%	0%
Chesterbrook Academy - Uwchlan	8,163	0%	0%	0%	0%	0%	100%	0%
Chesterbrook Academy - Newtown	8,163	0%	0%	0%	0%	0%	0%	100%
Chesterbrook Academy - New Britain	8,402	0%	0%	0%	0%	0%	0%	100%

Ambulatory Care Centers:
Hanover Emergency Center	22,000	0%	0%	0%	0%	100%	0%	0%
South Texas ER at Mission	13,578	0%	0%	0%	0%	0%	100%	0%
South Texas ER at Weslaco	13,578	0%	0%	0%	0%	0%	100%	0%
Las Palmas Del Sol Emergency Center-West	9,395	0%	0%	0%	0%	0%	0%	100%
Sub-total Other Investments	2,759,722	17%	10%	13%	10%	10%	12%	28%
Total	4,137,019	18%	7%	9%	7%	6%	23%	30%

(a)	The estimated market rates related to the 2021 expiring RSF are greater than the lease rates on the expiring leases by approximately 0% to 1%.

(b)	The estimated market rates related to the 2021 expiring RSF are greater than the lease rates on the expiring leases by approximately 5% to 9%.

(c)	The estimated market rates related to the 2021 expiring RSF are less than the lease rates on the expiring leases by approximately 1% to 3%.

(d)	The estimated market rates related to the 2021 expiring RSF are less than the lease rates on the expiring leases by approximately 5% to 7%.
(e)	The estimated market rates related to the 2021 expiring RSF are less than the lease rates on the expiring leases by an average of approximately 16%

On a combined basis, based upon the aggregate revenues and square footage for the occupied hospital facilities owned as of December 31, 2021 and 2020, the average effective annual rental per square foot was $24.86 and $20.96, respectively. On a combined basis, based upon the aggregate consolidated and unconsolidated revenues and the estimated average occupied square footage for our MOBs, FEDs and childcare centers owned as of December 31, 2021 and 2020, the average effective annual rental per square foot was $30.49 and $29.95, respectively.  On a combined basis, based upon the aggregate consolidated and unconsolidated revenues and estimated average occupied square footage for all of our occupied properties owned as of December 31, 2021 and 2020, the average effective annual rental per square foot was $28.88 and $27.45, respectively.  The estimated average occupied square footage for 2021 was calculated by averaging the unavailable rentable square footage on January 1, 2021 and January 1, 2022.  The estimated average occupied square footage for 2020 was calculated by averaging the unavailable rentable square footage on January 1, 2020 and January 1, 2021.

During 2021, one of the UHS-related hospitals (McAllen Medical Center) generated revenues that comprised approximately 10% of our consolidated revenues.  Additionally, none of the properties had book values greater than 10% of our consolidated assets as of December 31, 2021. None of our unconsolidated LLCs had revenues (including 100% of the revenues generated at the properties owned by our unconsolidated LLCs) greater than 10% of the combined consolidated and unconsolidated revenues during 2021. None of the properties had book values (including 100% of the book values of the properties owned by our unconsolidated LLCs) greater than 10% of the consolidated and unconsolidated assets.

The following table sets forth the average effective annual rental per square foot for 2021, based upon average occupied square feet for McAllen Medical Center:

Property	2021 Average Occupied Square Feet	2021 Revenues	2021 Average Effective Rental Per Square Foot
McAllen Medical Center	422,276	$8,028,519	$19.01

The following table sets forth lease expirations for each of the next ten years for our properties as of December 31, 2021.

	Expiring Square Feet	Number of Tenants	Annual Rentals of Expiring Leases(1)	Percentage of Annual Rentals(2)
Hospital properties
2022	0		$0	0%
2023	0		-	0%
2024	0		-	0%
2025	0		-	0%
2026	618,765	2	13,543,412	14%
2027	0		-	0%
2028	0		-	0%
2029	0		-	0%
2030	0		-	0%
2031	0		-	0%
Thereafter	495,838	3	8,877,918	10%
Subtotal-hospital facilities	1,114,603	5	$22,421,330	24%
Other consolidated properties
2022	264,530	98	$8,847,200	10%
2023	349,610	72	10,290,957	11%
2024	264,274	55	8,089,327	9%
2025	234,673	42	6,552,239	7%
2026	242,653	43	7,764,955	8%
2027	273,616	31	7,797,591	8%
2028	55,330	11	1,859,836	2%
2029	116,413	6	3,420,835	4%
2030	157,084	13	4,795,236	5%
2031	17,177	2	550,344	1%
Thereafter	81,240	7	2,397,689	3%
Subtotal-other consolidated properties	2,056,600	380	$62,366,209	68%
Other unconsolidated properties (MOBs)
2022	18,670	5	$582,950	1%
2023	5,794	1	215,757	0%
2024	18,318	1	571,959	1%
2025	50,464	7	1,593,081	2%
2026	84,057	11	2,524,775	3%
2027	8,525	2	312,198	0%
2028	9,147	2	305,392	0%
2029	0	0	-	0%
2030	5,840	1	175,379	0%
2031	41,890	3	1,260,717	1%
Thereafter	0	0	-	0%
Subtotal-other unconsolidated properties	242,705	33	$7,542,208	8%
Total all properties at December 31, 2021	3,413,908	418	$92,329,747	100%

(1)

The annual rentals of expiring leases reflected above were calculated based upon each property’s 2021 average rental rate per occupied square foot applied to each property’s scheduled lease expirations (on a square foot basis). These amounts include the data related to the unconsolidated LLCs/LPs in which we hold various non-controlling ownership interests at December 31, 2021 and also include the bonus rentals earned on the UHS hospital facilities.

(2)

The percentages of annual rentals reflected above were calculated based upon the annual rentals of the applicable expiring leases (as reflected above) divided by the total annual rentals of all expiring leases in the next ten years and thereafter (as reflected above).

ITEM 3.  Legal Proceedings

None

ITEM  4.  Mine Safety Disclosures

Not applicable

PART II

ITEM  5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of beneficial interest are listed on the New York Stock Exchange under the symbol UHT.

Holders

As of January 31, 2022, there were approximately 273 shareholders of record of our shares of beneficial interest.

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

Stock Price Performance Graph

The following graph compares our performance with that of the S&P 500 and a group of peer companies, where performance has been weighted based on market capitalization. Companies in our peer group are as follows: Healthcare Realty Trust, Inc., Healthpeak Properties, Inc., LTC Properties, Inc., National Health Investors, Inc., Omega Healthcare Investors, Inc. and Welltower, Inc.

The total cumulative return on investment (change in the year-end stock price plus reinvested dividends) for each of the periods for us, the peer group and the S&P 500 composite is based on the stock price or composite index at the end of fiscal 2016.

Comparison of Cumulative Five Year Total Return
Universal Health Realty Income Trust
S&P 500 Index
Peer Group
$300
$250
$200
$150
$100
$50
$0
2016
2017
2018
2019
2020
2021

	Base	INDEXED RETURNS
	Period	Years Ending
Company Name / Index	Dec 16	Dec 17	Dec 18	Dec 19	Dec 20	Dec 21
Universal Health Realty Income Trust	$100	$118.83	$101.13	$199.17	$113.05	$109.26
S&P 500 Index	$100	$121.83	$116.49	$153.17	$181.35	$233.41
Peer Group	$100	$98.48	$112.96	$140.47	$123.37	$149.69

ITEM 6.	[Reserved]

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to promote an understanding of our operating results and financial condition.  The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to the Consolidated Financial Statements, as included in this Annual Report on Form 10-K.  The MD&A contains forward-looking statements that involve risks, uncertainties, and assumptions.  Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under Item 1A. Risk Factors, and below in Forward-Looking Statements and Risk Factors and as included elsewhere in this Annual Report on Form 10-K.  This section generally discusses our results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020.  For discussion of our result of operations and changes in our financial condition for the year ended December 31, 2020 as compared to the year ended December 31, 2019, please refer to Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on February 25, 2021.

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities currently including acute care hospitals, behavioral health care hospitals, specialty facilities, free-standing emergency departments, childcare centers and medical/office buildings. As of February 24, 2022, we have seventy-five real estate investments or commitments in twenty-one states consisting of:

•	six hospital facilities consisting of three acute care hospitals and three behavioral health care;
•	four free-standing emergency departments (“FEDs”);
•	fifty-eight medical/office buildings, including four owned by unconsolidated LLCs/LPs;
•	four preschool and childcare centers, and;
•	three specialty facilities that are currently vacant.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•

Future operations and financial results of our tenants, and in turn ours, will likely be materially impacted by numerous factors and future developments related to COVID-19.  Such factors and developments include, but are not limited to, the length of time and severity of the spread of the pandemic; the volume of cancelled or rescheduled elective procedures and the volume of COVID-19 patients treated by the operators of our hospitals and other healthcare facilities; measures our tenants are taking to respond to the COVID-19 pandemic; the impact of government and administrative regulation, including travel bans and restrictions, shelter-in-place or stay-at-home orders, quarantines, the promotion of social distancing, business shutdowns and limitations on business activity; vaccine requirements; changes in patient volumes at our tenants’ hospitals and other healthcare facilities due to patients’ general concerns related to the risk of contracting COVID-19 from interacting with the healthcare system; the impact of stimulus on the health care industry and our tenants; changes in patient volumes and payer mix caused by deteriorating macroeconomic conditions (including increases in uninsured and underinsured patients as the result of business closings and layoffs); potential disruptions to clinical staffing and shortages and disruptions related to supplies required for our tenants’ employees and patients, including equipment, pharmaceuticals and medical supplies, particularly personal protective equipment, or PPE; potential increases to expenses incurred by our tenants related to staffing, supply chain or other expenditures; the impact of our indebtedness and the ability to refinance such indebtedness on acceptable terms; disruptions in the financial markets and the business of financial institutions as the result of the COVID-19 pandemic which could impact our ability to access capital or increase associated borrowing costs; and changes in general economic conditions nationally and regionally in the markets our properties are located resulting from the COVID-19 pandemic, including higher sustained rates of unemployment and underemployment levels and reduced consumer spending and confidence.  There may be significant declines in future bonus rental revenue earned on the hospital property leased to a subsidiary of UHS to the extent that the hospital continues to experience significant declines in patient volumes and revenues. These factors may result in the inability or unwillingness on the part of some of our tenants to make timely payment of their rent to us at current levels or to seek to amend or terminate their leases which, in turn, would have an adverse effect on our occupancy levels and our revenue and cash flow and the value of our properties, and potentially, our ability to maintain our dividend at current levels.

•

Due to COVID-19 restrictions and its impact on the economy, we may experience a decrease in prospective tenants which could unfavorably impact the volume of new leases, as well as the renewal rate of existing leases. The COVID-19 pandemic may delay our construction projects which could result in increased costs and delay the timing of opening and rental payments from those projects, although no such delays have yet occurred. The COVID-19 pandemic could also impact our indebtedness and the ability to refinance such indebtedness on acceptable terms, as well as risks associated with disruptions in the financial markets and the business of financial institutions as the result of the COVID-19 pandemic which could impact us from a financing perspective; and changes in general economic conditions nationally and regionally in the markets our properties are located resulting from the COVID-19 pandemic. COVID-19 has not had a material adverse impact on our financial results during 2021. We are not able to fully quantify the impact that these factors will have on our financial results during 2022, but developments related to the COVID-19 pandemic are likely to have a material adverse impact on our future financial results.

•

The Centers for Medicare and Medicaid Services (“CMS”) issued an Interim Final Rule (“IFR”) effective November 5, 2021 mandating COVID-19 vaccinations for all applicable staff at all Medicare and Medicaid certified facilities. Under the IRS, facilities covered by this regulation must establish a policy ensuring all eligible staff have received the first dose of a two-dose COVID-19 vaccine or a one-dose COVID-19 vaccine prior to providing any care, treatment, or other services by December 5, 2021. All eligible staff must have received the necessary shots to be fully vaccinated – either two doses of Pfizer or Moderna or one dose of Johnson & Johnson – by January 4, 2022. The regulation also provides for exemptions based on recognized medical conditions or religious beliefs, observances, or practices. Under the IFR, facilities must develop a similar process or plan for permitting exemptions in alignment with federal law. If facilities fail to comply with the IFR by the deadlines established, they are subject to potential termination from the Medicare and Medicaid program for non-compliance.  In addition, the Occupational Safety and Health Administration also issued an Emergency Temporary Standard (“ETS”) requiring all businesses with 100 or more employees to be vaccinated by January 4, 2022.  Pursuant to the ETS, those employees not vaccinated by that date will need to show a negative COVID-19 test weekly and wear a face mask in the workplace.  Legal challenges to these rules ensued, and the U.S. Supreme Court has upheld a stay of the ETS requirements but permitted the IFR vaccination requirements to go into effect pending additional litigation. CMS has indicated that hospitals in states not involved in the Supreme Court litigation are expected to be in compliance with IFR vaccination requirements consistent with the dates referenced above. Hospitals in states that were involved in the Supreme Court litigation must now come into compliance with first dose requirements by February 13, 2022 and second dose requirements by March 15, 2022.  Hospitals in Texas continue to not be subject to the IFR, pending the resolution of additional litigation there.  We cannot predict at this time the potential viability or impact of any such additional litigation on us or the operators of our facilities. Implementation of these rules could have an impact on staffing at the operators of our facilities for those employees that are not vaccinated in accordance with IFR and ETS requirements, and associated loss of revenues and increased costs resulting from staffing issues could have a material adverse effect on our financial results or those of the operators.

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
•

A substantial portion of our revenues are dependent upon one operator, UHS, which comprised approximately 37%, 33% and 31% of our consolidated revenues for the years ended December 31, 2021, 2020 and 2019, respectively. As previously disclosed, on December 31, 2021, a wholly-owned subsidiary of UHS purchased the real estate assets of Inland Valley Campus of Southwest Healthcare System from us and in exchange, transferred the real estate assets of Aiken Regional Medical Center and Canyon Creek Behavioral Health to us.  These transactions were approved by the Independent Trustees of our Board, as well as the UHS Board of Directors. The aggregate annual rental revenue during 2022 pursuant to the leases for the two facilities transferred to us is approximately $5.6 million; there is no bonus rent component applicable to either of these leases.   Pursuant to the terms of the lease on the Inland Valley Campus, we earned $4.5 million of lease revenue during year ended December 31, 2021 ($2.6 million in base rental and $1.9 million in bonus rental). Please see Note 4 to the condensed consolidated financial statements - Lease Accounting, for additional information related to this asset purchase and sale transaction between us and UHS.

•

We cannot assure you that subsidiaries of UHS will renew the leases on the hospital facilities and free-standing emergency departments, upon the scheduled expirations of the existing lease terms. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital facilities and FEDs, and do not enter into a substitution arrangement upon expiration of the lease terms or otherwise, our future revenues and results of operations could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to these leases. Please see Note 4 to the consolidated financial statements - Lease Accounting, for additional information related to a lease renewal between us and Wellington Regional Medical Center, a wholly-owned subsidiary of UHS.

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
•

Lost revenues resulting from the exercise of purchase options, lease expirations and renewals and other transactions (see Note 4 to the condensed consolidated financial statements – Lease Accounting for additional disclosure related to lease expirations and subsequent vacancies that occurred during the second and third quarters of 2019 and the fourth quarter of 2021 on three specialty hospital facilities.

•

Potential unfavorable tax consequences and reduced income resulting from an inability to complete, within the statutory timeframes, anticipated tax deferred like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code, if, and as, applicable from time-to-time.

•	Our ability to continue to obtain capital on acceptable terms, including borrowed funds, to fund future growth of our business.
•

The outcome and effects of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, UHS or the other operators of our facilities. UHS and its subsidiaries are subject to legal actions, purported shareholder class actions and shareholder derivative cases, governmental investigations and regulatory actions and the effects of adverse publicity relating to such matters. Since UHS comprised approximately 37% of our consolidated revenues during the year ended December 31, 2021, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-Q and 10-K, as publicly filed with the Securities and Exchange Commission. Those filings are the sole responsibility of UHS and are not incorporated by reference herein.

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

•

A continuation in the deterioration in general economic conditions which has resulted in increases in the number of people unemployed and/or insured and likely increase the number of individuals without health insurance. Under these circumstances, the operators of our facilities may experience declines in patient volumes which could result in decreased occupancy rates at our medical office buildings.

•

A continuation of the worsening of the economic and employment conditions in the United States would likely materially affect the business of our operators, including UHS, which would likely unfavorably impact our future bonus rental revenue (on one UHS hospital facility) and may potentially have a negative impact on the future lease renewal terms and the underlying value of the hospital properties.

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

•

The Budget Control Act of 2011 imposed annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year with a uniform percentage reduction across all Medicare programs. The Bipartisan Budget Act of 2015, enacted on November 2, 2015, continued the 2% reductions to Medicare reimbursement imposed under the Budget Control Act of 2011. Recent legislation has suspended payment reductions through December 31, 2021 in exchange for extended cuts through 2030. Subsequent legislation extended the payment reduction suspension through March 31, 2022, with a 1% payment reduction from then until June 30, 2022 and the full 2% payment reduction thereafter.  We cannot predict whether Congress will restructure the implemented Medicare payment reductions or what other federal budget deficit reduction initiatives may be proposed by Congress going forward.  We also cannot predict the effect these enactments will have on the operators of our properties (including UHS), and thus, our business.

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

•

The operators of our facilities face competition from other health care providers, including physician owned facilities and other competing facilities, including certain facilities operated by UHS but the real property of which is not owned by us. Such competition is experienced in markets including, but not limited to, McAllen, Texas, the site of our McAllen Medical Center, a 370-bed acute care hospital.

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

We consider our critical accounting policies to be those that require us to make significant judgments and estimates when we prepare our financial statements, including the following:

Purchase Accounting for Acquisition of Investments in Real Estate:  Purchase accounting is applied to the assets and liabilities related to most real estate investments acquired from third parties. In accordance with current accounting guidance, we account for most of our property acquisitions as acquisitions of assets, which requires the capitalization of acquisition costs to the underlying assets and prohibits the recognition of goodwill or bargain purchase gains. The fair value of most of the real estate acquired is allocated to the acquired tangible assets, consisting primarily of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, and acquired ground leases, based in each case on their fair values. Loan premiums, in the case of above market rate assumed loans, or loan discounts, in the case of below market assumed loans, are recorded based on the fair value of any loans assumed in connection with acquiring the real estate.  Please see additional disclosure below regarding “Financing Assets”.

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

Financing Assets:   As discussed in Note 2 – Relationship with UHS and Related Party Transactions, on December 31, 2021 we entered into an asset purchase and sale agreement with UHS and certain of its affiliates. Pursuant to the agreement, UHS purchased from us the real estate assets of the Inland Valley Campus of Southwest Healthcare System (“Inland Valley”) and transferred to us the real estate assets of Aiken Regional Medical Center (“Aiken”) and Canyon Creek Behavioral Health (“Canyon Creek”). In connection with this transaction, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases (with us as lessor) for initial lease terms of approximately twelve years, ending on December 31, 2033. As a result of UHS’ purchase option within the lease agreements of Aiken and Canyon Creek, the transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction with UHS as a financing arrangement. A portion of the monthly lease payment to us from UHS will be recorded to interest income based upon an imputed interest rate and the remainder will reduce the outstanding financing receivable.  In connection with this transaction, our Consolidated Balance Sheet at December 31, 2021 reflects a financing receivable of $82.4 million, which is the aggregate fair value of the real estate assets that we received as part of the transaction (Aiken and Canyon Creek).  As of December 31, 2021 there are no indicators of impairment and the financing receivable will be assessed for recoverability in accordance with our asset impairment policy.

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

Results of Operations

Year ended December 31, 2021 as compared to the year ended December 31, 2020:

For the year ended December 31, 2021, net income was $109.2 million as compared to $19.4 million during 2020.  The $89.7 million increase was primarily attributable to:

•

$87.3 million increase resulting from gains recorded on various divestitures of real estate assets including the divestiture of two MOBs, as well as the divestiture of the Inland Valley Campus of Southwest Healthcare System as part of an asset purchase and sale transaction with UHS (for additional disclosure, please see Note 3 to the consolidated financial statements, Asset Purchase and Sale Transaction, Acquisitions, Divestitures and New Construction);

•

$2.2 million of other combined net increases, including increased net income experienced at various properties including the income recorded in connection with the newly constructed Clive Behavioral Health facility that was substantially completed in December, 2020;

•	$790,000 increase in bonus rentals earned on the three hospital facilities leased to wholly-owned subsidiaries of UHS during 2020 and 2021, and;
•	$546,000 decrease resulting from an increase in interest expense.

Total revenues increased by $6.2 million, or 7.9%, during 2021 as compared to 2020. The increase consisted primarily of the rentals earned on the Clive Behavioral Health facility, increased bonus rentals earned on certain hospitals leased to wholly-owned subsidiaries of UHS and increases in rentals earned at various other properties including properties acquired during 2021 and late in 2020.

Our other operating expenses include expenses related to the consolidated medical office buildings and two specialty facilities that were vacant during 2021 (as discussed herein), which totaled $20.8 million and $19.8 million for the years ended December 31, 2021 and 2020, respectively. A large portion of the expenses associated with our medical office buildings is passed on directly to the tenants either directly as tenant reimbursements of common area maintenance expenses or included in base rental amounts. Tenant reimbursements for operating expenses are accrued as revenue in the same period during which the related expenses are incurred. Our operating expenses for 2021 and 2020 include approximately $737,000 and $677,000 for the years ended December 31, 2021 and 2020, respectively, of aggregate operating expenses related to two vacant specialty facilities located in Corpus Christi, Texas and Evansville, Indiana.

Funds from operations (“FFO”) is a widely recognized measure of performance for Real Estate Investment Trusts (“REITs”). We believe that FFO and FFO per diluted share, which are non-GAAP financial measures, are helpful to our investors as measures of our operating performance. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. FFO adjusts for the effects of certain items, such as gains on transactions that occurred during the periods presented. To the extent a REIT recognizes a gain or loss with respect to the sale of incidental assets, the REIT has the option to exclude or include such gains and losses in the calculation of FFO. We have opted to exclude gains and losses from sales of incidental assets in our calculation of FFO.  FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) a measure of our liquidity, or; (iv) an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders.

Below is a reconciliation of our reported net income to FFO for 2021 and 2020 (in thousands):

	2021	2020
Net income	$109,166	$19,447
Depreciation and amortization expense on consolidated investments	27,478	25,581
Depreciation and amortization expense on unconsolidated affiliates	1,549	1,202
Gains on divestitures of real estate assets	(87,314)	—
Funds From Operations	$50,879	$46,230

Weighted average number of shares outstanding - Diluted	13,779	13,765
Funds From Operations per diluted share	$3.69	$3.36

Our FFO increased by $4.6 million, or $.33 per diluted share, during 2021 as compared to 2020 due to: (i) the net increase of $2.4 million, or $.17 per diluted share, resulting from the increase in net income of $89.7 million, or $6.51 per diluted share, as discussed above, excluding the gain on divestitures of $87.3 million, or $6.34 per diluted share, recorded during 2021, and; (ii) a favorable impact of $2.2 million, or $.16 per diluted share, resulting from an increase in depreciation and amortization expense on consolidated and unconsolidated affiliates, largely due to the depreciation expense recorded in connection with the Clive Behavioral Health facility which was completed in December, 2020.

During 2021, we had a total of 56 new or renewed leases related to the medical office buildings as indicated in Item 2. Properties, in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 29% of the aggregate rentable square feet of these properties (26% related to renewed leases and 3% related to new leases). During 2020, we had a total of 39 new or renewed leases related to the medical office buildings, in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 30% of the aggregate rentable square feet of these properties (21% related to renewed leases and 9% related to new leases).

Rental rates, tenant improvement costs and rental concessions vary from property to property based upon factors such as, but not limited to, the current occupancy and age of our buildings, local overall economic conditions, proximity to hospital campuses and the vacancy rates, rental rates and capacity of our competitors in the market. In connection with lease renewals executed during each year, the weighted-average rental rates, as compared to rental rates on the expired leases, increased by approximately 1% during 2021 and decreased by approximately 1% during 2020.  The weighted-average tenant improvement costs associated with new or renewed leases was approximately $5 and $18 per square foot during 2021 and 2020, respectively. The weighted-average leasing commissions on the new and renewed leases commencing during each year was approximately 2% of base rental revenue over the term of the leases during 2021 and 3% of base rental revenue over the term of the leases during 2020. The average aggregate value of the tenant concessions, generally consisting of rent abatements, provided in connection with new and renewed leases commencing during each year was approximately 0.8% and 0.9% of the future aggregate base rental revenue over the lease terms during 2021 and 2020, respectively. Rent abatements were, or will be, recognized in our results of operations under the straight-line method over the lease term regardless of when payments are due.

Other Operating Results

Interest Expense:

Reflected below are the components of our interest expense during the years ended December 31, 2021 and December 31, 2020 (amounts in thousands):

	2021	2020
Revolving credit agreement	$4,282	$4,608
Mortgage interest	2,505	2,600
Interest rate swaps expense, net (a.)	1,283	737
Amortization of financing fees	790	765
Amortization of fair value of debt	(51)	(52)
Capitalized interest on major projects	-	(395)
Interest expense, net	$8,809	$8,263
(a.)	Represents net interest paid by us to the counterparties pursuant to three interest rates SWAPs with a combined notional amount of $140 million.

Interest expense increased by $546,000 during 2021 as compared to 2020 due to:  (i) a $326,000 decrease in interest expense on our revolving credit agreement resulting from a decrease in our average cost of borrowings (1.69% effective rate during 2021 as compared to 2.10% effective rate during 2020), partially offset by an increase in our average outstanding borrowings ($253.5 million during 2021 as compared to $219.1 million during 2020); (ii) a $546,000 net increase in interest expense related to interest rate swaps; (iii) a $95,000 decrease in mortgage interest expense; (iv) a $395,000 increase in interest expense due to a decrease in capitalized interest on major projects (no capitalized interest recorded during 2021 since both newly constructed facilities were substantially completed in December, 2020), and; (v) a $26,000 increase due to an increase in amortization of financing fees and fair value of debt.

Disclosures Related to Certain Hospital Facilities

Please refer to Note 4 to the consolidated financial statements - Lease Accounting, for additional information regarding certain of our hospital facilities including the lease renewal for Wellington Regional Medical Center located in West Palm Beach, Florida, information related to vacant facilities located in Evansville, Indiana; Corpus Christi, Texas, and Chicago, Illinois, and disclosure regarding the asset purchase and sale agreement with wholly-owned subsidiaries of UHS that was completed on December 31, 2021.

Effects of Inflation

The healthcare industry is very labor intensive and salaries and benefits related to the employees of our tenants are subject to inflationary pressures, as are supply costs, construction costs and medical equipment and other costs. The nationwide shortage of nurses and other clinical staff and support personnel has been a significant operating issue facing healthcare providers. In particular, the healthcare industry continues to experience a shortage of nurses and other clinical staff and support personnel in certain geographic areas, which has been exacerbated by the COVID‑19 pandemic. The operators of our hospital properties are treating patients with COVID‑19 and, in some areas, the increased demand for care is putting a strain on their resources and staff, which has required them to utilize higher‑cost temporary labor and pay premiums above standard compensation for essential workers. The length and extent of the disruptions caused by the COVID‑19 pandemic are currently unknown; however, the tenants of our facilities expect such disruptions to continue into 2022 and potentially throughout the duration of the pandemic and beyond. This staffing shortage may require our tenants to further enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel or require them to hire expensive temporary personnel. Their ability to pass on increased costs associated with providing healthcare to Medicare and Medicaid patients is limited due to various federal, state and local laws which have been enacted that, in certain cases, limit their ability to increase prices. Therefore, there can be no assurance that these factors will not have a material adverse effect on the future results of operations of the operators of our facilities which may affect their ability to make lease payments to us.  In addition, we have experienced cost increases related to the construction of new facilities and renovations at existing facilities which could have an adverse effect on our future results of operations.

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

Liquidity and Capital Resources

Year ended December 31, 2021 as compared to December 31, 2020:

Net cash provided by operating activities

Net cash provided by operating activities was $47.7 million during 2021 as compared to $44.2 million during 2020.  The $3.5 million net increase was attributable to:

•

A favorable change of $4.4 million due to an increase in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization related to above/below market leases, amortization of debt premium, amortization of deferred financing costs, stock-based compensation expense and gains on divestitures of real estate assets), as discussed above;

•	an unfavorable change of $763,000 in tenant reserves, deposits and deferred and prepaid rents;
•	an unfavorable change of $743,000 in lease receivables, and;

•	other combined net favorable changes of $652,000.

Net cash used in investing activities

Net cash used in investing activities was $24.4 million during 2021 as compared to $27.2 million during 2020.

2021:

During 2021, $24.4 million of net cash was used in investing activities as follows:

•

spent $14.1 million for additions to real estate investments, including $3.3 million of construction costs related to the newly constructed, 100-bed behavioral health care hospital located in Clive, Iowa, that was substantially completed in late December, 2020; $2.9 million of constructions costs related to the construction of a new MOB, and tenant improvements at various MOBs;

•	spent approximately $16.8 million in equity investments in unconsolidated LLCs, including $13.2 million to repay a mortgage loan upon its scheduled maturity in September, 2021;
•	spent approximately $13.0 million on the acquisition of the Fire Mesa office building in late May, 2021, as discussed in Note 3 to the consolidated financial statements;
•	spent $3.5 million to advance a member loan to an unconsolidated LP;
•	spent approximately $3.1 million to acquire the minority interest in a majority-owned LP, as discussed in Note 2 to the consolidated financial statements;
•	spent approximately $2.8 million as part of the asset purchase and sale transaction with UHS, as discussed in Note 2 to the consolidated financial statements;
•	spent $200,000 in a deposit on real estate assets;
•

received approximately $28.1 million of aggregate net cash proceeds, ($15.2 million of which is held by the qualified third-party intermediary utilized for the series of anticipated tax-deferred like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code, as amended) for the divestitures of the Children’s Clinic of Springdale and the Auburn Medical Office Building II, as discussed in Note 3 to the consolidated financial statements;

•	received $418,000 of cash in excess of income from LLCs, and;
•

our cash balance reflects an increase of $528,000 as a result of recording on a consolidated basis, an LP in which we acquired the third-party minority ownership interest, as discussed in Note 2 to the consolidated financial statements.

2020:

During 2020, $27.2 million of net cash was used in investing activities as follows:

•

spent $28.3 million for additions to real estate investments, including $22.2 million of construction costs related to the 100-bed behavioral health care hospital located in Clive, Iowa, that was substantially completed in December, 2020, and tenant improvements at various MOBs;

•	spent $3.2 million in equity investments in unconsolidated LLCs;
•	spent $2.3 million on the acquisition of the Sand Point Medical Properties building in late December, 2020, as discussed in Note 3 to the consolidated financial statements, and;
•

received $6.5 million of cash in excess of income from LLCs, including $5.2 million of cash proceeds generated from a construction loan obtained by Grayson Properties II during the second quarter of 2020.

Net cash used in financing activities

Net cash used in financing activities was $6.5 million during 2021, as compared to $17.4 million during 2020.

2021:

The $6.5 million of cash used in financing activities during 2021 consisted of:

•	paid approximately $38.5 million of dividends;
•	received $35.7 million of additional net borrowings on our revolving line of credit;
•	paid approximately $2.1 million on mortgage notes payable that are non-recourse to us;

•	paid approximately $1.8 million of financing costs, related primarily to the July, 2021 amended and restated revolving credit agreement, and;
•	received $215,000 from this issuance of shares of beneficial interest pursuant to our dividend reinvestment plan.

2020:

The $17.4 million of cash used in financing activities during 2020 consisted of:

•	paid $38.0 million of dividends;
•	received $23.3 million of additional net borrowings on our revolving line of credit;
•	paid $1.9 million on mortgage notes payable that are non-recourse to us;
•	paid $467,000 of financing costs related to the revolving credit agreement, including amendment fees, and;
•	paid $235,000 to repurchase shares of our common stock in connection with income tax withholding obligations related to stock-based compensation.

Additional cash flow and dividends paid information for 2021 and 2020:

As indicated on our consolidated statements of cash flows, we generated net cash provided by operating activities of $47.7 million during 2021 and $44.2 million during 2020. As also indicated on our statements of cash flows, non-cash expenses including depreciation and amortization expense, amortization related to above/below market leases, amortization of debt premium, amortization of deferred financing costs and stock-based compensation expense, as well as gains on divestitures of real estate assets (as applicable), are the primary differences between our net income and net cash provided by operating activities for each year.

We declared and paid dividends of $38.5 million during 2021 and $38.0 million during 2020. During 2021, the $47.7 million of net cash provided by operating activities was approximately $9.2 million greater than the $38.5 million of dividends paid during 2021. During 2020, the $44.2 million of net cash provided by operating activities was approximately $6.2 million greater than the $38.0 million of dividends paid during 2020.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our $375 million revolving credit agreement (which had $99.9 million of available borrowing capacity, net of outstanding borrowings and letters of credit as of December 31, 2021);   (ii)  borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our consolidated and unconsolidated LLCs/LPs; (iii) the issuance of equity pursuant to our at-the-market (“ATM”) equity issuance program, and/or; (iv) the issuance of other long-term debt.

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

The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At December 31, 2021, the applicable margin over the LIBOR rate was 1.25%, the margin over the Base Rate was 0.25% and the facility fee was 0.25%.

At December 31, 2021, we had $271.9 million of outstanding borrowings and $3.2 million of letters of credit outstanding under our Credit Agreement.  We had $99.9 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of December 31, 2021.  The carrying amount and fair value of borrowings outstanding pursuant to the Credit Agreement was $271.9 million at December 31, 2021. There are no compensating balance requirements.  The average amount outstanding under our Credit Agreement during the years ended December 31, 2021 and 2020 was $253.5 million and $219.1 million, respectively, with corresponding effective interest rates of 2.2% and 2.4%, respectively, including commitment fees and interest rate swaps/caps. At December 31, 2020, we had $236.2 million of outstanding borrowings outstanding against our revolving credit agreement that was in effect at that time, $5.6 million of letters of credit outstanding against the agreement and $108.2 million of available borrowing capacity.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts then outstanding under the Credit Agreement. We are in compliance with all of the covenants in the Credit Agreement at December 31, 2021 and were in compliance with all of the covenants in the Prior Credit Agreement at December 31, 2020. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios at December 31, 2021 and December 31, 2020, giving effect to the covenants contained in the Credit Agreements in effect on the respective dates (dollar amounts in thousands):

	December 31, 2021		December 31, 2020
	Covenant	UHT	Covenant	UHT
Tangible net worth	$125,000	$225,355	$125,000	$147,263
Total leverage	< 60%	43.1%	< 60%	44.8%
Secured leverage	< 30%	7.4%	< 30%	8.6%
Unencumbered leverage	< 60%	41.9%	< 60%	41.4%
Fixed charge coverage	> 1.50x	4.8x	> 1.50x	4.7x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us and are not cross-collateralized, included on our consolidated balance sheet as of December 31, 2021 and December 31, 2020 (amounts in thousands):

	As of 12/31/2021			As of 12/31/2020
Facility Name	Interest Rate	Maturity Date	Outstanding Balance (in thousands)(a.)	Outstanding Balance (in thousands)
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan (b.)	4.54%	June, 2022	$5,210	$5,437
BRB Medical Office Building fixed rate mortgage loan (b.)	4.27%	December, 2022	5,280	5,505
Desert Valley Medical Center fixed rate mortgage loan (b.)	3.62%	January, 2023	4,356	4,511
2704 North Tenaya Way fixed rate mortgage loan	4.95%	November, 2023	6,418	6,576
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	4.03%	April, 2024	12,806	13,043
Tuscan Professional Building fixed rate mortgage loan	5.56%	June, 2025	2,343	2,933
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	3.95%	January, 2030	8,466	8,718
Rosenberg Children's Medical Plaza fixed rate mortgage loan	4.42%	September, 2033	12,273	12,508
Total, excluding net debt premium and net financing fees			57,152	59,231
Less net financing fees			(376)	(477)
Plus net debt premium			90	141
Total mortgage notes payable, non-recourse to us, net			$56,866	$58,895

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)	This loan is scheduled to mature within the next twelve months, at which time we will decide whether to refinance pursuant to a new mortgage loan or by utilizing borrowings under our Credit Agreement.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of December 31, 2021 had a combined carrying value of approximately $57.2 million and a combined fair value of approximately $59.4 million. At December 31, 2020, we had various mortgages, all of which were non-recourse to us, included in our consolidated balance sheet.  The combined outstanding balance of these various mortgages was $59.2 million and these mortgages had a combined fair value of approximately $62.0 million.

The fair value of our debt was computed based upon quotes received from financial institutions.  We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosure in connection with debt instruments.  Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Contractual Obligations and Off Balance Sheet Arrangements

As of December 31, 2021 we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments.  Our outstanding letters of credit at December 31, 2021 totaled $3.2 million related to Grayson Properties II.  As of December 31, 2020, our outstanding letters of credit totaled $5.6 million related to Grayson Properties II.

The following table summarizes the schedule of maturities of our outstanding borrowing under our revolving credit facility (“Credit Agreement”), the outstanding mortgages applicable to our properties recorded on a consolidated basis and our other contractual obligations as of December 31, 2021 (amounts in thousands):

	Payments Due by Period (dollars in thousands)
Debt and Contractual Obligation	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Long-term non-recourse debt-fixed (a) (b)	$57,152	$12,197	$25,442	$1,540	$17,973
Long-term debt-variable (c)	271,900	—	—	271,900	—
Estimated future interest payments on debt outstanding as of December 31, 2021 (d)	23,249	5,991	10,115	3,445	3,698
Operating leases (e)	35,580	618	1,235	1,235	32,492
Construction commitments (f)	36,152	36,152	—	—	—
Equity and debt financing commitments	—	—	—	—	—
Total contractual obligations	$424,033	$54,958	$36,792	$278,120	$54,163

(a)	The mortgages are secured by the real property of the buildings as well as property leases and rents. Property-specific debt is detailed above.
(b)

Consists of non-recourse debt with an aggregate fair value of approximately $59.4 million as of December 31, 2021. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow. Excludes $22.1 million of combined third-party debt outstanding as of December 31, 2021, that is non-recourse to us, at the unconsolidated LLCs in which we hold various non-controlling ownership interests (see Note 8 to the consolidated financial statements).

(c)

Consists of $271.9 million of borrowings outstanding as of December 31, 2021 under the terms of our $375 million Credit Agreement which matures on July 2, 2025. The amount outstanding approximates fair value as of December 31, 2021.

(d)

Assumes that all debt outstanding as of December 31, 2021, including borrowings under the Credit Agreement, and the loans which are non-recourse to us, remain outstanding until the stated maturity date of the debt agreements at the same interest rates which were in effect as of December 31, 2021. We have the right to repay borrowings under the Credit Agreement at any time during the term of the agreement, without penalty. Interest payments are expected to be paid utilizing cash flows from operating activities or borrowings under our revolving Credit Agreement.

(e)

Reflects our future minimum operating lease payment obligations outstanding as of December 31, 2021, as discussed in Note 4 to the consolidated financial statements -Lease Accounting, in connection with ground leases at fourteen of our consolidated properties.

(f)

Consists of the remaining estimated construction costs related to an MOB located in Denison, Texas, which was substantially completed in late 2020 as well as construction costs for a new 85,000 rentable square foot MOB located in Reno, Nevada which commenced construction in January, 2022. We are required to build these facilities pursuant to agreements.

Acquisition and Divestiture Activity

Please see Note 3 to the consolidated financial statements for completed transactions.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risks Associated with Financial Instruments

LIBOR Transition

In 2017, the U.K. Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to phase out LIBOR and stop compelling banks to submit rates for its calculation.   In 2021, the FCA further announced that effective January 1, 2022, the one week and two-month USD LIBOR tenors are no longer being published, and all other USD LIBOR tenors will cease to be published after June 30, 2023.

The Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to USD-LIBOR in derivatives and other financial contracts.  We are not able to predict how the markets will respond to SOFR or any other alternative reference rate as the transition away from LIBOR continues in the coming years.  Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR.  If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

At December 31, 2021, we had contracts that are indexed to LIBOR, such as our unsecured revolving credit facility and interest rate derivatives. We are monitoring and evaluating the related risks, which include interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.  Our unsecured revolving credit facility contains provisions specifying alternative interest rate calculations to be employed when LIBOR ceases to be available as a benchmark.

We currently expect the LIBOR-indexed rates included in our debt agreements to be available until June 30, 2023. We anticipate managing the transition to a preferred alternative rate using the language set out in our agreements, however, future market conditions may not allow immediate implementation of desired modifications and we may incur significant associated costs in doing so. We will continue to monitor and evaluate the potential impact on our debt payments and value of our related debt, however, we are not able to predict when LIBOR-indexed rates (other than one week and two-month tenors which are not included in our debt agreements and are no longer being published) will cease to be available.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties.  We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At December 31, 2020, the fair value of our interest rate swaps was a net asset of $1.1 million which is included in deferred charges and other assets on the accompanying consolidated balance sheet. During the twelve months of 2021, we paid or accrued approximately $1.3 million in net payments made to the counterparty by us, adjusted for accruals, pursuant to the terms of the swaps. From inception of the swap agreements through December 31, 2021 we paid or accrued approximately $1.9 million in net payments made to the counterparty by us pursuant to the terms of the swap (consisting of approximately $198,000 in payments or accruals made to us by the counterparty, offset by approximately $2.1 million of payments due to the counterparty from us).  During the twelve months of 2020, we paid or accrued approximately $733,000 in net payments made to the counterparty by us, adjusted for accruals, pursuant to the terms of the swaps (consisting of approximately $824,000 in payments, adjusted for accruals, or accruals made to the counterparty by us, offset by approximately $91,000 of payments paid to us by the counterparty). Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity.  Amounts are classified from AOCI to the income statement in the period or periods the hedged transaction affects earnings.

The sensitivity analysis related to our fixed and variable rate debt assumes current market rates with all other variables held constant. As of December 31, 2021, the fair value and carrying-value of our debt is approximately $331.3 million and $329.1 million, respectively. As of that date, the fair value exceeds the carrying-value by approximately $2.2 million.

The table below presents information about our financial instruments that are sensitive to changes in interest rates. The interest rate swaps include the $50 million swap agreement entered into during the third quarter of 2019, the $35 million swap agreement entered into in January 2020 and the $55 million swap agreement entered into in March, 2020. For debt obligations, the amounts of which are as of December 31, 2021, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Long-term debt:
Fixed rate:
Debt(a)	$12,197	$11,892	$13,550	$939	$601	$17,973	$57,152
Average interest rates	4.4%	4.4%	4.4%	4.3%	4.2%	4.3%	4.4%
Variable rate:
Debt(b)	$—	$—	$—	$271,900	$—	$—	$271,900
Average interest rates	—	—	—	1.4%	—	—	1.4%
Interest rate swaps:
Notional amount (c)	$—	$—	$85,000	$—	$—	$55,000	$140,000
Interest rates	—	—	1.320%	—	—	0.565%	1.070%

(a)	Consists of non-recourse mortgage notes payable.
(b)	Includes $271.9 million of outstanding borrowings under the terms of our $375 million revolving credit agreement.
(c)

Includes a $50.0 million interest rate swap that became effective on September 16, 2019, and a $35 million interest rate swap that became effective on January 15, 2020, both of which are scheduled to mature during 2024.  Additionally, included is a $55 million interest rate swap that became effective on March 25, 2020, which is scheduled to mature in 2027.

As calculated based upon our variable rate debt outstanding as of December 31, 2021 that is subject to interest rate fluctuations, and giving effect to the above-mentioned interest rate swap, each 1% change in interest rates would impact our net income by approximately $1.3 million.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2021, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities and Exchange Act of 1934 and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013), issued by the COSO. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees

Universal Health Realty Income Trust:

Opinion on Internal Control Over Financial Reporting

We have audited Universal Health Realty Income Trust and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 24, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 24, 2022

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

There is hereby incorporated by reference the information to appear under the captions “Proposal No. 1” (Election of Trustees), “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021. See also “Executive Officers of the Registrant” appearing in Item 1 hereof.

ITEM 11.	Executive Compensation

There is hereby incorporated by reference information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

There is hereby incorporated by reference the information to appear under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021.

ITEM 14.	Principal Accounting Fees and Services

There is hereby incorporated herein by reference the information to appear under the caption “Relationship with Independent Registered Public Accounting Firm” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021.

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

10.14

Agreement dated December 1, 2021, to renew Amended and Restated Advisory Agreement dated as of December 24,  1986, effective January 1, 2022, between Universal Health Realty Income Trust and UHS of Delaware, Inc. is filed herewith.

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

10.16

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

10.17

Asset Purchase and Sale Agreement dated as of December 31, 2021 by and among Universal Health Realty Income Trust, a Maryland real estate investment trust, Universal Health Services, Inc., a Delaware corporation and certain of its wholly-owned subsidiaries, Aiken Regional Medical Centers, LLC, a South Carolina limited liability company, Temple Behavioral Healthcare Hospital, Inc., a Texas corporation, and Universal Health Services of Rancho Springs, Inc., a California corporation, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2021, is incorporated herein by reference.

10.18

Master Lease Document adopted as part of the leases to be executed by Universal Health Realty Income Trust, a Maryland real estate investment trust, as Lessor, and Wholly-Owned Subsidiaries Of Universal Health Services, Inc., a Delaware corporation (“UHS”), previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2021, is incorporated herein by reference.

10.19

Lease made as of December 31, 2021 between Universal Health Realty Income Trust, a Maryland real estate investment trust, and Aiken Regional Medical Centers, LLC, a South Carolina limited liability company, previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 31, 2021, is incorporated herein by reference.

10.20

Lease made as of December 31, 2021 between Universal Health Realty Income Trust, a Maryland real estate investment trust, and Temple Behavioral Healthcare Hospital, Inc., a Texas corporation, previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 31, 2021, is incorporated herein by reference.

No.	Description
10.21

Guaranty of Universal Health Services, Inc., a Delaware corporation in favor of Universal Health Realty Income Trust, a Maryland real estate investment trust of those certain leases, dated as of December 31, 2021, (i) by and between Lessor and Aiken Regional Medical Center LLC, as lessee, and (ii) by and between Lessor and Temple Behavioral Healthcare Hospital, Inc., as lessee, previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 31, 2021, is incorporated herein by reference.

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

Date: February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alan B. Miller Alan B. Miller	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 24, 2022

/s/ Gayle L. Capozzalo Gayle L. Capozzalo	Trustee	February 24, 2022

/S/ Michael Allan Domb Michael Allan Domb	Trustee	February 24, 2022

/S/ Robert F. McCadden Robert F. McCadden	Trustee	February 24, 2022

/S/ Marc D. Miller Marc D. Miller	Trustee	February 24, 2022

/S/ James P. Morey James P. Morey	Trustee	February 24, 2022

/S/ Charles F. Boyle Charles F. Boyle	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees

Universal Health Realty Income Trust:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Health Realty Income Trust and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of the carrying value of net real estate investments

As discussed in Note 1 to the consolidated financial statements, the Company tests net real estate investments for recoverability whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. When such impairment indicators exist, the Company makes certain estimates of future undiscounted net cash flows, excluding interest charges, to perform the recoverability test. The net real estate investment balance as of December 31, 2021 was $438.1 million.

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

Inland Valley Campus transaction

As discussed in Note 1 to the consolidated financial statements, upon the scheduled expiration of the Southwest Healthcare System, Inland Valley Campus (the Property) lease on December 31, 2021, the existing tenant agreed to transfer, and lease back from the Company, substitution properties with an approximate aggregate fair-market value substantially equal to that of the Property (collectively, the Inland Valley Campus transaction). The Inland Valley Campus transaction was accounted for as a failed sale and leaseback and a gain of $68.4 million was recognized upon derecognition of the Property on December 31, 2021

We identified the evaluation of the accounting for the Inland Valley Campus transaction and the valuation of the Property and the substitution properties (collectively, the exchanged properties) as a critical audit matter. Evaluating the relevant accounting literature required complex auditor judgment. Subjective auditor judgment and the involvement of valuation professionals with specialized skills and knowledge was also required to assess the fair value of the exchanged properties.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to account for complex transactions. This included a control related to the evaluation of the appropriate accounting guidance for the Inland Valley Campus transaction. We assessed the Company’s compliance with the relevant accounting guidance by reading the lease contracts and the Company’s analysis of the Inland Valley Campus transaction. We also involved valuation professionals with specialized skills and knowledge who assisted in evaluating the Company’s fair value of the exchanged properties by comparing to independently developed ranges of estimates based on publicly available sales of comparable properties and comparing the replacement cost value of the exchanged properties to ranges based on market data, including industry guides.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Philadelphia, Pennsylvania

February 24, 2022

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands)

	December 31,	December 31,
	2021	2020
Assets:
Real Estate Investments:
Buildings and improvements and construction in progress	$608,836	$605,292
Accumulated depreciation	(225,584)	(216,648)
	383,252	388,644
Land	54,897	55,157
Net Real Estate Investments	438,149	443,801
Financing receivable from UHS	82,439	—
Net Real Estate Investments and Financing receivable	520,588	443,801
Investments in and advances to limited liability companies ("LLCs")	10,139	4,278
Other Assets:
Cash and cash equivalents	22,504	5,742
Lease and other receivables from UHS	4,641	3,199
Lease receivable - other	7,109	7,504
Intangible assets (net of accumulated amortization of $14.2 million and $19.5 million, respectively)	9,972	11,742
Right-of-use land assets, net	11,495	8,914
Deferred charges and other assets, net	11,971	8,829
Total Assets	$598,419	$494,009
Liabilities:
Line of credit borrowings	$271,900	$236,200
Mortgage notes payable, non-recourse to us, net	56,866	58,895
Accrued interest	346	351
Accrued expenses and other liabilities	12,157	19,802
Ground lease liabilities, net	11,495	8,914
Tenant reserves, deposits and deferred and prepaid rents	10,328	10,842
Total Liabilities	363,092	335,004
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2021 - 13,785,345; 2020 - 13,771,287	138	138
Capital in excess of par value	268,515	267,368
Cumulative net income and other	789,559	680,727
Cumulative dividends	(823,998)	(785,413)
Accumulated other comprehensive income/(loss)	1,113	(3,815)
Total Equity	235,327	159,005
Total Liabilities and Equity	$598,419	$494,009

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

	Year ended December 31,
	2021	2020	2019
Revenues:
Lease revenue - UHS facilities (a.)	$29,896	$24,571	$23,095
Lease revenue- Non-related parties	52,324	51,562	52,020
Other revenue - UHS facilities	891	882	867
Other revenue - Non-related parties	1,079	995	1,181
	84,190	78,010	77,163
Expenses:
Depreciation and amortization	27,478	25,581	25,870
Advisory fees to UHS	4,406	4,141	3,974
Other operating expenses	23,441	22,284	21,569
	55,325	52,006	51,413
Income before equity in income of unconsolidated limited liability companies ("LLCs"), gains on divestitures of real estate assets and interest expense	28,865	26,004	25,750
Equity in income of unconsolidated LLCs	1,796	1,706	1,796
Gains on divestitures of real estate assets	87,314	—	1,951
Interest expense, net	(8,809)	(8,263)	(10,533)
Net income	$109,166	$19,447	$18,964
Basic earnings per share	$7.94	$1.42	$1.38
Diluted earnings per share	$7.92	$1.41	$1.38
Weighted average number of shares outstanding - Basic	13,757	13,743	13,732
Weighted average number of share equivalents	22	22	20
Weighted average number of shares and equivalents outstanding - Diluted	13,779	13,765	13,752

(a.) Includes bonus rental on UHS hospital facilities of $6,906, $6,116 and $5,551 for the years ended December 31, 2021, 2020 and 2019, respectively.

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollar amounts in thousands)

	Year ended December 31,
	2021	2020	2019
Net Income	$109,166	$19,447	$18,964
Other comprehensive income/(loss):
Unrealized derivative gain/(loss) on cash flow hedges	4,928	(4,825)	878
Total other comprehensive income/(loss):	4,928	(4,825)	878
Total comprehensive income	$114,094	$14,622	$19,842

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(dollar and share amounts in thousands)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity
January 1, 2019	13,747	$137	$266,031	$642,316	$(710,006)	$132	$198,610
Shares of Beneficial Interest:
Issued	13	1	211	—	—	—	212
Repurchased	(3)	—	(221)	—	—	—	(221)
Restricted stock-based compensation expense	—	—	702	—	—	—	702
Dividends ($2.72/share)	—	—	—	—	(37,411)	—	(37,411)
Comprehensive income:
Net income	—	—	—	18,964	—	—	18,964
Unrealized net gain on cash flow hedges	—	—	—	—	—	878	878
Subtotal - comprehensive income				18,964		878	(16,876)

January 1, 2020	13,757	$138	$266,723	$661,280	$(747,417)	$1,010	$181,734
Shares of Beneficial Interest:
Issued	16	—	(32)	—	—	—	(32)
Repurchased	(2)	—	(235)	—	—	—	(235)
Restricted stock-based compensation expense	—	—	912	—	—	—	912
Dividends ($2.76/share)	—	—	—	—	(37,996)	—	(37,996)
Comprehensive income:
Net income	—	—	—	19,447	—	—	19,447
Unrealized net loss on cash flow hedges	—	—	—	—	—	(4,825)	(4,825)
Subtotal - comprehensive income				19,447		(4,825)	14,622

January 1, 2021	13,771	$138	$267,368	$680,727	$(785,413)	$(3,815)	$159,005
Shares of Beneficial Interest:
Issued	14	—	216	—	—	—	216
Repurchased	—	—	(16)	—	—	—	(16)
Restricted stock-based compensation expense	—	—	947	—	—	—	947
Dividends ($2.80/share)	—	—	—	—	(38,585)	—	(38,585)
Comprehensive income:
Net income	—	—	—	109,166	—	—	109,166
Net income/(loss) applicable to noncontrolling interest	—	—	—	(334)	—	—	(334)
Unrealized net gain on cash flow hedges	—	—	—	—	—	4,928	4,928
Subtotal - comprehensive income				108,832		4,928	113,760
December 31, 2021	13,785	$138	$268,515	$789,559	$(823,998)	$1,113	$235,327

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$109,166	$19,447	$18,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,478	25,581	25,870
Amortization related to above/below market leases, net	(183)	(186)	(200)
Amortization of debt premium	(51)	(53)	(53)
Amortization of deferred financing costs	791	764	638
Stock-based compensation expense	947	912	702
Gains on divestitures of real estate assets	(87,314)	—	(1,951)

Changes in assets and liabilities:
Lease receivables	(843)	(100)	(395)
Accrued expenses and other liabilities	90	(232)	478
Tenant reserves, deposits and deferred and prepaid rents	(1,130)	(367)	(549)
Accrued interest	(5)	(23)	(76)
Leasing costs paid	(1,378)	(969)	(1,084)
Other, net	157	(564)	308
Net cash provided by operating activities	47,725	44,210	42,652
Cash flows from investing activities:
Investments in LLCs	(16,750)	(3,204)	(2,133)
Cash distributions in excess of income from LLCs	418	6,524	318
Advances made to LLCs, net	(3,500)	—	—
Additions to real estate investments, net	(14,120)	(28,262)	(12,320)
Deposit on real estate assets	(200)	—	—
Net cash paid for acquisition of properties	(12,989)	(2,266)	(5,105)
Net cash paid as part of asset exchange transaction	(2,839)	—	—
Cash paid to acquire minority interest in majority-owned LP	(3,092)	—	—
Cash proceeds received from divestiture of properties, net	28,119	—	2,768
Increase in cash and cash equivalents due to recording of LP on a consolidated basis	528	—	—
Net cash used in investing activities	(24,425)	(27,208)	(16,472)
Cash flows from financing activities:
Net borrowings on line of credit	35,700	23,250	16,550
Repayments of mortgage notes payable	(2,079)	(1,913)	(4,201)
Financing costs paid	(1,842)	(467)	(35)
Repurchase of common shares	—	(235)	(221)
Dividends paid	(38,532)	(37,973)	(37,411)
Issuance of shares of beneficial interest, net	215	(32)	212
Net cash used in financing activities	(6,538)	(17,370)	(25,106)
Increase/(decrease) in cash and cash equivalents	16,762	(368)	1,074
Cash and cash equivalents, beginning of year	5,742	6,110	5,036
Cash and cash equivalents, end of year	$22,504	$5,742	$6,110
Supplemental disclosures of cash flow information:
Interest paid	$8,076	$7,573	$10,025
Invoices accrued for construction and improvements	$1,594	$4,368	$1,485

See accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Universal Health Realty Income Trust and subsidiaries (the “Trust”) is organized as a Maryland real estate investment trust. We invest in healthcare and human-service related facilities currently including acute care hospitals, behavioral health care hospitals, specialty facilities, free-standing emergency departments, childcare centers and medical/office buildings. As of February 24, 2022, we have seventy-five real estate investments located in twenty-one states consisting of:

•	six hospital facilities consisting of three acute care hospitals and three behavioral health care hospitals;
•	four free-standing emergency departments (“FEDs”);
•	fifty-eight medical/office buildings (“MOBs”), including one under construction and including four owned by unconsolidated limited liability companies (“LLCs”)/limited liability partnerships (“LPs”);
•	four preschool and childcare centers, and;
•	three specialty facilities that are currently vacant.

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

The COVID-19 vaccination process commenced during the first quarter of 2021. Since that time through the second quarter of 2021, the operators of our acute care hospitals had generally experienced a decline in COVID-19 patients as well as a corresponding recovery in non-COVID patient activity.  However, during the third and fourth quarters of 2021, and continuing into the first quarter of 2022, the operators of our acute care hospitals and certain other facilities generally experienced an increase in COVID-19 patients resulting from the Delta and, more recently, the highly transmissible Omicron variants. Booster doses for COVID-19 vaccinations began during the third quarter of 2021, and while we expect the administration of vaccines booster doses will assist in easing the number of COVID-19 patients, the pace at which this is likely to occur is very difficult to predict.

Although COVID-19 has not had a material adverse impact on our results of operations through December 31, 2021, we believe that the potentially adverse impact that the pandemic may have on the future operations and financial results of our tenants, and in turn ours, will depend upon many factors, most of which are beyond our, or our tenants’, ability to control or predict.  Such factors include, but are not limited to, the length of time and severity of the spread of the pandemic; the volume of cancelled or rescheduled elective procedures and the volume of COVID-19 patients treated by the operators of our hospitals and other healthcare facilities; measures our tenants are taking to respond to the COVID-19 pandemic; the impact of government and administrative regulation, including travel bans and restrictions, shelter-in-place or stay-at-home orders, quarantines, the promotion of social distancing, business shutdowns and limitations on business activity; changes in patient volumes at our tenants’ hospitals and other healthcare facilities due to patients’ general concerns related to the risk of contracting COVID-19 from interacting with the healthcare system; the impact of stimulus on the health care industry and our tenants; changes in patient volumes and payer mix caused by deteriorating macroeconomic conditions (including increases in uninsured and underinsured patients as the result of business closings and layoffs); potential disruptions to clinical staffing and shortages and disruptions related to supplies required for our tenants’ employees and patients, including equipment, pharmaceuticals and medical supplies, particularly personal protective equipment, or PPE; potential increases to expenses incurred by our tenants related to staffing, supply chain or other expenditures; the impact of our indebtedness and the ability to refinance such indebtedness on acceptable terms; disruptions in the financial markets and the business of financial institutions as the result of the COVID-19 pandemic which could impact our ability to access capital or increase associated borrowing costs; and changes in general economic conditions nationally and regionally in the markets our properties are located resulting from the COVID-19 pandemic, including increased unemployment and underemployment levels and reduced consumer spending and confidence. These factors could have a material adverse effect on the future business, financial position and results of operations of the operators of our facilities, and in turn, ours.

Bonus rents earned by us on one acute care hospital leased to a wholly-owned subsidiary of Universal Health Services, Inc., is computed based upon a computation that compares the hospital’s current quarter revenue to the corresponding quarter in the base year; we could therefore experience a significant decline in future bonus rental revenue earned on this property should this hospital experience significant declines in patient volumes and revenues.

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

Our future results of operations could be unfavorably impacted by government regulations and deterioration in general economic conditions which could result in increases in the number of people unemployed and/or uninsured. Should that occur, it may result in decreased occupancy rates at our medical office buildings as well as a reduction in the revenues earned by the operators of our hospital facilities which would unfavorably impact our future bonus rental revenue (on one Universal Health Services, Inc. hospital facility) and may potentially have a negative impact on the future lease renewal terms and the underlying value of the hospital properties.  Management is unable to predict the effect, if any, that these factors may have on the operating results of our lessees or on their ability to meet their obligations under the terms of their leases with us. Management’s estimate of future cash flows from our leased properties could be materially affected in the near term, if certain of the leases are not renewed or renewed with less favorable terms at the end of their lease terms.

Purchase Accounting for Acquisition of Investments in Real Estate

Purchase accounting is applied to the assets and liabilities related to most real estate investments acquired from third parties. In accordance with current accounting guidance, we account for most of our property acquisitions as acquisitions of assets, which requires the capitalization of acquisition costs to the underlying assets and prohibits the recognition of goodwill or bargain purchase gains. The fair value of most of the real estate acquired is allocated to the acquired tangible assets, consisting primarily of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, and acquired ground leases, based in each case on their fair values. Loan premiums, in the case of above market rate assumed loans, or loan discounts, in the case of below market assumed loans, are recorded based on the fair value of any loans assumed in connection with acquiring the real estate.  Please see additional disclosure below regarding “Financing Assets”.

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

At December 31, 2021, our net intangible assets total $10.0 million (net of $14.2 million accumulated amortization) and primarily consist of the value of in-place leases.  At December 31, 2021, our net intangible value of in-place leases total $8.6 million (net of $13.2 million of accumulated amortization) and will be amortized over the remaining lease terms (aggregate weighted average of 4.0 years at December 31, 2021) and are expected to result in estimated aggregate amortization expense of, $1.9 million, $1.6 million, $1.2 million, $1.1 million and $2.8  million for 2022, 2023, 2024, 2025 and 2026 and thereafter, respectively. Amortization expense on intangible values of in place leases was $2.6 million for the year ended December 31, 2021, $2.9 million for the year ended December 31, 2020 and $3.3 million for the year ended December 31, 2019. The remaining amount of our net intangible assets primarily consists of above-market leases. At December 31, 2021, our net intangible value of above-market leases total $1.1 million (net of $982,000 of accumulated amortization) and will be amortized over the remaining lease terms (aggregate weighted average of approximately 5.6 years at December 31, 2021) and are expected to result in estimated aggregate amortization offset to rental revenue of approximately $199,000 in 2022, $196,000 in 2023, $168,000 in 2024, $168,000 in 2025 and $402,000 in 2026 and thereafter. Amortization offset to rental revenue on intangible values of above-market leases was $205,000, $202,000 and $189,000  for the years ended December 31, 2021, 2020 and 2019, respectively.

 Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and capital improvements. The estimated original useful lives of our buildings range from 25-45 years and the estimated original useful lives of capital improvements ranges from 3-35 years. On a consolidated basis, depreciation expense was $23.9 million for the year ended December 31, 2021 and $21.8 million for each of the years ended December 31, 2020 and 2019.

Financing Assets

As discussed in Note 2 – Relationship with UHS and Related Party Transactions, on December 31, 2021 we entered into an asset purchase and sale agreement with UHS and certain of its affiliates. Pursuant to the agreement, UHS purchased from us the real estate assets of the Inland Valley Campus of Southwest Healthcare System (“Inland Valley”) and transferred to us the real estate assets of Aiken Regional Medical Center (“Aiken”) and Canyon Creek Behavioral Health (“Canyon Creek”). In connection with this transaction, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases (with us as lessor) for initial lease terms of approximately twelve years, ending on December 31, 2033. As a result of UHS’ purchase option within the lease agreements of Aiken and Canyon Creek, the transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction with UHS as a financing arrangement. A portion of the monthly lease payment to us from UHS will be recorded to interest income based upon an imputed interest rate and the remainder will reduce the outstanding financing receivable. In connection with this transaction, our Consolidated Balance Sheet at December 31, 2021 reflects a financing receivable of $82.4 million, which is the aggregate fair value of the real estate assets that we received as part of the transaction (Aiken and Canyon Creek).  As of December 31, 2021 there are no indicators of impairment and the financing receivable will be assessed for recoverability in accordance with our asset impairment policy.

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

During the fourth quarter of 2021, we purchased the third-party 5% ownership interest in Grayson Properties, LP which owns the Texoma Medical Plaza, an MOB located in Denison, Texas, for a purchase price of approximately $3.1 million.  We formerly held a non-controlling majority ownership interest in this LP.  As a result of our purchase of the minority ownership interest, we now hold 100% of the ownership interest in this LP and we began accounting for this LP on a consolidated basis effective with the minority ownership interest purchase date. The property’s assets and liabilities are recorded at the carrying amount of its previously held interest, plus the incremental cost which was allocated based upon relative fair values.  A third-party appraisal was completed to determine the fair value of the property.  We do not expect a material impact on our net income as a result of the consolidation of this LP subsequent to the transaction.

At December 31, 2021, we have non-controlling equity investments or commitments in four jointly-owned LLCs/LPs which own MOBs.  We account for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities which we are the primary beneficiary nor do we have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash funding is typically advanced as equity or member loans. These entities maintain property insurance on the properties.

An other-than-temporary impairment of an investment in an unconsolidated LLC is recognized when the carrying value of the investment is not considered recoverable based on evaluation of the severity and duration of the decline in value, including projected declines in cash flow. To the extent impairment has occurred, the excess carrying value of the asset over its estimated fair value is charged to income.

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

The aggregate gross cost basis and net book value of the properties for federal income tax purposes are approximately $672 million (unaudited) and $417 million (unaudited), respectively, at December 31, 2021.  The aggregate cost basis and net book value of the properties for federal income tax purposes were approximately $645 million (unaudited) and $406 million (unaudited), respectively, at December 31, 2020.

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

Concentration of Revenues

The rental revenue earned pursuant to the lease on McAllen Medical Center, which is leased to a related party (see Note 2), generated approximately 10% during 2021, approximately 10% during 2020 and approximately 10% during 2019, of our consolidated revenues.

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

Based on the Q&A, an entity is not required to account for all lease concessions related to the effects of the COVID-19 pandemic under one elected option, however, the entity is required to apply the elected option consistently to leases with similar characteristics and in similar circumstances. The COVID-19 pandemic did not start to adversely impact the economic conditions in the United States until late March 2020 and did not have a material effect on our operations or financial results during the year ended December 31, 2021.

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

(2) RELATIONSHIP WITH UHS AND RELATED PARTY TRANSACTIONS

Leases:    We commenced operations in 1986 by purchasing certain properties from subsidiaries of UHS and immediately leasing the properties back to the respective subsidiaries. The base rentals and lease and renewal terms for each of the hospitals leased to subsidiaries of UHS as of January 1, 2022 are provided below. The base rents are paid monthly. The lease on McAllen Medical Center also provides for bonus rent which is paid quarterly based upon a computation that compares the hospital’s current quarter revenue to a corresponding quarter in the base year. The hospital leases with subsidiaries of UHS, with the exception of the lease on Clive Behavioral Health Hospital (which is operated by UHS in a joint venture with an unrelated third party), are unconditionally guaranteed by UHS and are cross-defaulted with one another.

The combined revenues generated from the leases on the three acute care and one behavioral health care hospital facilities leased to subsidiaries of UHS at December 31, 2021, (McAllen Medical Center, Wellington Regional Medical Center, Inland Valley Campus of Southwest Healthcare and Clive Behavioral Health), before giving effect to the December 31, 2021 asset purchase and sale agreement with UHS and certain of its affiliates as discussed below, accounted for approximately 23% of our consolidated revenue for the five years ended December 31, 2021 (approximately 25%, 22% and 22% for the years ended December 31, 2021, 2020 and 2019 respectively). In addition to these four UHS hospital facilities, we have twenty properties consisting of MOBs (including one under construction) and FEDs that are either wholly or jointly-owned by us that include, or will include, tenants which are subsidiaries of UHS.  The aggregate revenues generated from UHS-related tenants comprised approximately 32% of our consolidated revenue for the five years ended December 31, 2021 (approximately 37%, 33% and 31% for the years ended December 31, 2021, 2020 and 2019, respectively).

On December 31, 2021, we entered into an asset purchase and sale agreement with UHS and certain of its affiliates pursuant to the terms of which:

•

a wholly-owned subsidiary of UHS purchased from us, the real estate assets of the Inland Valley Campus of Southwest Healthcare System located in Wildomar, California, at its fair market value of $79.6 million.

•	two wholly-owned subsidiaries of UHS transferred to us, the real estate assets of the following properties:
o

Aiken Regional Medical Center (“Aiken”), located in Aiken, South Carolina (which includes an acute care hospital and a behavioral health pavilion), at its fair-market value of approximately $57.7 million, and;

o	Canyon Creek Behavioral Health (“Canyon Creek”), located in Temple, Texas, at its fair-market value of approximately $24.7 million.

•

in connection with this transaction, since the fair-market value of Aiken and Canyon Creek, which totaled approximately $82.4 million in the aggregate, exceeded the $79.6 million fair-market value of the Inland Valley Campus of Southwest Healthcare System, we paid approximately $2.8 million in cash to UHS.  This transaction generated a gain of approximately $68.4 million which is included in our consolidated statement of income for the year ended December 31, 2021.

We have accounted for the asset sale and purchase agreement with UHS as a financing arrangement and our Consolidated Balance Sheet at December 31, 2021 reflects a financing receivable for the $82.4 million fair market value of the real estate assets that we received as part of the transaction. Additionally, we structured the purchase and sale of the above-mentioned properties as a like-kind exchange of property under the provisions of Section 1031 of the Internal Revenue Code of 1986, as amended.

Also on December 31, 2021, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases (with us as lessor), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033. Subject to the terms of the master lease, Aiken and Canyon Creek have the right to renew their leases, at the then current fair market rent (as defined in the master lease), for seven, five-year optional renewal terms. The aggregate annual rental during 2022 pursuant to the leases for these two facilities, which is payable to us on a monthly basis, amounts to approximately $5.6 million (consisting of $3.9 million related to Aiken and $1.7 million related to Canyon Creek). There is no bonus rental component applicable to either of these leases. Beginning on January 1, 2023, and thereafter on each January 1st through 2033, the annual rental will increase by 2.25% on a cumulative and compounded basis. Pursuant to the terms of the lease on the Inland Valley Campus, we earned $4.5 million of lease revenue during the year ended December 31, 2021 (consisting of $2.6 million in base rental and $1.9 million in bonus rental) and $4.4 million during the year ended December 31, 2020 (consisting of $2.6 million in base rental and $1.8 million in bonus rental).

Pursuant to the terms of the master leases by and among us and certain subsidiaries of UHS, dated December 24, 1986 and December 31, 2021 (the “Master Leases”), which govern the leases of McAllen Medical Center, Wellington Regional Medical Center (governed by the Master Lease dated December 24, 1986), Aiken Regional Medical Center and Canyon Creek Behavioral Health (governed by the Master Lease dated December 31, 2021), all of which are hospital properties that are wholly-owned subsidiaries of UHS, UHS has the option, among other things, to renew the leases at the lease terms described below by providing notice to us at least 90 days prior to the termination of the then current term. UHS also has the right to purchase the respective leased facilities from us at their appraised fair market value upon any of the following: (i) at the end of the lease terms or any renewal terms; (ii) upon one month’s notice should a change of control of the Trust occur, or; (iii) within the time period as specified in the leases in the event that UHS provides notice to us of their intent to offer a substitution property/properties in exchange for one (or more) of the four wholly-owned UHS hospital facilities leased from us, should we be unable to reach an agreement with UHS on the properties to be substituted. Additionally, UHS has rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

A wholly-owned subsidiary of UHS is the managing, majority member in a joint-venture with an unrelated third-party that operates, and leases from us, Clive Behavioral Health.  This 100-bed behavioral health care facility is located in Clive, Iowa and was completed and opened in late December, 2020 and the hospital lease commenced on December 31, 2020. Pursuant to the terms of the lease, we earned $2.5 million of lease revenue during the year ended December 31, 2021. The lease on this facility is triple net and has an initial term of 20 years with five 10-year renewal options. Beginning on January 1, 2022, and thereafter on each January 1st through 2040 (and potentially through 2070 if the first three of five, 10-year renewal options are exercised), the annual rental will increase by 2.75% on a cumulative and compounded basis. The first three of the five 10-year renewal options will provide for annual rental as stipulated in the lease (2041 through 2070) and the two additional 10-year lease renewal options will be at fair market value lease rates (2071 through 2090). Pursuant to the lease on this facility, the joint venture has the option to, among other things, renew the lease at the terms specified in the lease agreement by providing notice to us at least 270 days prior to the termination of the then current term. The joint venture also has the right to purchase the leased facility from us at its appraised fair market value upon either of the following: (i) by providing notice at least 270 days prior to the end of the lease terms or any renewal terms, or; (ii) upon 30 days’ notice anytime within 12 months of a change of control of the Trust (UHS also has this right should the joint venture decline to exercise its purchase right). Additionally, the joint venture has rights of first offer to purchase the facility prior to any third-party sale.

The table below details the existing lease terms and renewal options for each of the hospital leases that are related to UHS as of January 1, 2022, consisting of three acute care hospitals and three behavioral health hospitals:

Hospital Name	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	$5,485,000	December, 2026	5 (a)
Wellington Regional Medical Center	$6,319,000	December, 2026	5 (b)
Aiken Regional Medical Center/Aurora Pavilion Behavioral Health Services	$3,895,000	December, 2033	35 (c)
Canyon Creek Behavioral Health	$1,670,000	December, 2033	35 (c)
Clive Behavioral Health Hospital	$2,628,000	December, 2040	50 (d)

(a)	UHS has one 5-year renewal option at existing lease rates (through 2031).
(b)	UHS has one 5-year renewal option at fair market value lease rates (through 2031; see additional disclosure below).
(c)	UHS has seven 5-year renewal options at fair market value lease rates (2034 through 2068).
(d)

The UHS-related joint venture has five 10-year renewal options; the first three of the five 10-year renewal options will be at computed lease rates as stipulated in the lease (2041 through 2070) and the last two 10-year renewal options will be at fair market lease rates (2071 through 2090).

Upon the December 31, 2021 expiration of the lease on Wellington Regional Medical Center located in West Palm Beach, Florida, a wholly-owned subsidiary of UHS exercised its fair market value renewal option and renewed the lease for a 5-year term scheduled to expire on December 31, 2026.  Effective January 1, 2022, the annual fair market value lease rate for this hospital, which is payable to us monthly, is $6.3 million (there is no longer a bonus rental component of the lease payment). Beginning on January 1, 2023, and thereafter on each January 1st through 2026, the annual rent will increase by 2.50% on a cumulative and compounded basis.  Pursuant to the hospital’s previous lease, we earned aggregate lease revenue of $5.5 million during the year ended December 31, 2021, ($3.0 million of base rental and $2.5 million of bonus rental) and $5.1 million during the year ended December 31, 2020 ($3.0 million of base rental and $2.1 million of bonus rental).

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

In January, 2022, we entered into a ground lease and master flex-lease agreement with a wholly-owned subsidiary of UHS with the intent to develop, construct and own the real property of Sierra Medical Plaza I, an MOB located in Reno, Nevada, consisting of approximately 86,000 rentable square feet. This MOB will be located on the campus of the Northern Nevada Sierra Medical Center, a newly constructed hospital that is owned and operated by a wholly-owned subsidiary of UHS, which is scheduled to be completed and opened during the first quarter of 2022. Construction of this MOB, for which we have engaged a non-related third party to act as construction manager, commenced in January, 2022. The cost of the MOB is estimated to be approximately $34 million. The master flex lease agreement, which is subject to reduction based upon the execution of third-party leases, is for approximately 68% of the rentable square feet of the MOB.

During the fourth quarter of 2021, we purchased the 5% minority ownership interest held by a third-party member in Grayson Properties, LP which owns the Texoma Medical Plaza, an MOB located in Denison, Texas for approximately $3.1 million. The MOB is located on the campus of Texoma Medical Center, a hospital that is owned and operated by a wholly-owned subsidiary of UHS. A third-party appraisal was completed to determine the fair value of the property.  As a result of this minority ownership purchase during the fourth quarter of 2021, we own 100% of the LP and are therefore consolidating this LP effective with the purchase date.  We do not expect a material impact on our net income as a result of the consolidation of this LP subsequent to the transaction.  Please see Note 5 for additional disclosure surrounding this transaction.

In May, 2021, we acquired the Fire Mesa office building located in Las Vegas, Nevada for a purchase price of approximately $12.9 million.  The building is 100% leased under the terms of a triple net lease by a wholly-owned subsidiary of UHS.  The initial lease is scheduled to expire on August 31, 2027 and has two five-year renewal options.  As discussed in Note 4, the acquisition of this office building is part of a series of planned tax-deferred like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code, as amended.

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

We are the lessee on twelve ground leases with subsidiaries of UHS (for consolidated and unconsolidated investments).  The remaining lease terms on the ground leases with subsidiaries of UHS range from approximately 28 years to approximately 77 years.  The annual aggregate lease payments on these properties are approximately $508,000 for the year ended 2021 and $508,000 for each of the years ended 2022, 2023, 2024 and 2025, and an aggregate of $29.0 million thereafter. See Note 4 for further disclosure around our lease accounting.

Officers and Employees:    Our officers are all employees of a wholly-owned subsidiary of UHS and although as of December 31, 2021 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock or restricted stock units. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time compensation awards in the form of restricted stock and/or cash bonuses.

Advisory Agreement:    UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an advisory agreement dated December 24, 1986, and as amended and restated as of January 1, 2019 (the “Advisory Agreement”). Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory. The Advisory Agreement was renewed for 2022 with the same terms as the Advisory Agreement in place during 2021 and 2020.

Our advisory fee for 2021, 2020 and 2019 was computed at 0.70% of our average invested real estate assets, as derived from our consolidated balance sheet.  Based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the advisory fee computation remained unchanged for 2021, as compared to the last three years. The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, lease receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Advisory fees incurred and paid (or payable) to UHS amounted to $4.4 million during 2021, $4.1 million during 2020 and $4.0 million during 2019 and were based upon average invested real estate assets of $629 million, $592 million and $568 million during 2021, 2020 and 2019, respectively.

Share Ownership:    As of December 31, 2021 and 2020, UHS owned 5.7% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS:    UHS is subject to the reporting requirements of the Securities and Exchange Commission (“SEC”) and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from UHS-related tenants comprised approximately 32% of our consolidated revenue for the five years ended December 31, 2021 (approximately 37%, 33% and 31% for the years ended December 31, 2021, 2020 and 2019, respectively), and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) PURCHASE AND SALE TRANSACTION, ACQUISITIONS, DIVESTITURES AND NEW CONSTRUCTION

During 2021, we completed various transactions as described and noted below utilizing qualified third-party intermediaries, as part of a series of anticipated tax-deferred like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code, as amended.

Subsequent to 2021:

In January, 2022, as part of the series of like-kind exchange transactions mentioned above, we acquired the 140 Thomas Johnson Drive medical office building, located in Frederick, Maryland for a purchase price of approximately $8.0 million. The building is 100% leased to three tenants under the terms of triple-net leases.  Approximately 72% of the rentable square feet of this MOB is leased pursuant to a 15-year lease, with a remaining lease term of approximately 14 years at the time of purchase, with three, five-year renewal options.

2021:

Asset Purchase and Sale Agreement with UHS:

As previously disclosed on Form 8-K, as filed on January 4, 2022, on December 31, 2021, we entered into an asset purchase and sale agreement, with UHS and certain of its affiliates pursuant to the terms of which:

•

a wholly-owned subsidiary of UHS purchased from us, the real estate assets of the Inland Valley Campus of Southwest Healthcare System located in Wildomar, California, at its fair market value of $79.6 million.

•	two wholly-owned subsidiaries of UHS transferred to us, the real estate assets of the following properties:

o

Aiken Regional Medical Center (“Aiken”), located in Aiken, South Carolina (which includes an acute care hospital and a behavioral health pavilion), at its fair-market value of approximately $57.7 million, and;

o	Canyon Creek Behavioral Health (“Canyon Creek”), located in Temple, Texas, at its fair-market value of approximately $24.7 million.
•

in connection with this transaction, since the fair-market value of Aiken and Canyon Creek, which totaled approximately $82.4 million in the aggregate, exceeded the $79.6 million fair-market value of the Inland Valley Campus of Southwest Healthcare System, we paid approximately $2.8 million in cash to UHS. This transaction generated a gain of approximately $68.4 million which is included in our consolidated statement of income for the year ended December 31, 2021.

We have accounted for the asset sale and purchase agreement with UHS as a financing arrangement and our Consolidated Balance Sheet at December 31, 2021 reflects a financing receivable for the $82.4 million fair market value of the real estate assets that we received as part of the transaction. Additionally, we structured the purchase and sale of the above-mentioned properties as a like-kind exchange of property under the provisions of Section 1031 of the Internal Revenue Code of 1986, as amended.

Also on December 31, 2021, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases (with us as lessor), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033. Subject to the terms of the master lease, Aiken and Canyon Creek have the right to renew their leases, at the then current fair market rent (as defined in the master lease), for seven, five-year optional renewal terms. The aggregate annual rental during 2022 pursuant to the leases for these two facilities, which is payable to us on a monthly basis, amounts to approximately $5.6 million (consisting of $3.9 million related to Aiken and $1.7 million related to Canyon Creek). There is no bonus rental component on either of these leases. Beginning on January 1, 2023, and thereafter on each January 1st through 2033, the annual rental will increase by 2.25% on a cumulative and compounded basis.  Pursuant to the lease on the Inland Valley Campus, we earned $4.5 million of lease revenue during the year ended December 31, 2021 (consisting of $2.6 million in base rental and $1.9 million in bonus rental).

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

Divestitures:

In November, 2021, as a part of the series of tax-deferred like-kind exchange transactions mentioned above, we sold the Auburn Medical Office Building II, a medical office building located in Auburn, Washington, for a sale price of approximately $24.9 million, net of closing costs.  At December 31, 2021, approximately $15.2 million of cash related to the sale proceeds is held by the qualified third-party intermediary that we utilized for the series of anticipated tax-deferred like-kind exchange transactions, as mentioned above.     This divestiture generated a gain of approximately $17.6 million which is included in our consolidated statement of income for the year ended December 31, 2021.

In June, 2021, as a part of the series of tax-deferred like-kind exchange transactions mentioned above, we sold the Children’s Clinic at Springdale, a medical office building located in Springdale, Arkansas for a sale price of approximately $3.2 million, net of closing costs.  This divestiture resulted in a gain of approximately $1.3 million which is included in our consolidated statement of income for the year ended December 31, 2021.

New Construction of Medical Office Building:

In January, 2022, we entered into a ground lease and master flex-lease agreement with a wholly-owned subsidiary of UHS with the intent to develop, construct and own the real property of Sierra Medical Plaza I, an MOB located in Reno, Nevada, consisting of approximately 86,000 rentable square feet. This MOB will be located on the campus of the Northern Nevada Sierra Medical Center, a newly constructed hospital that is owned and operated by a wholly-owned subsidiary of UHS, which is scheduled to be completed and opened during the first quarter of 2022. Construction of this MOB, for which we have engaged a non-related third party to act as construction manager, commenced in January, 2022. The cost of the MOB is estimated to be approximately $34 million. A wholly-owned subsidiary of UHS has entered into a master flex lease agreement, which is subject to reduction based upon the execution of third-party leases, for approximately 68% of the rentable square feet of the MOB.

2020:

New Construction:

In September 2019, we entered into an agreement whereby we own a 95% non-controlling ownership interest in Grayson Properties II L.P., which developed, constructed, owns and operates the Texoma Medical Plaza II, an MOB located in Denison, Texas.  This MOB, which was substantially completed in December 2020, is located on the campus of Texoma Medical Center, a hospital that is owned and operated by a wholly-owned subsidiary of UHS.  A 10-year master flex lease was executed with the wholly-owned subsidiary of UHS for over 50% of the rentable square feet of the MOB and commenced in December 2020 upon the issuance of the certificate of occupancy. This L.P. entered into a $13.1 million third-party construction loan, non-recourse to us, which is scheduled to mature in June 2025 and has an outstanding balance of $13.1 million as of December 31, 2021.  In addition, we have committed to invest up to $4.8 million in equity and debt financing, $1.8 million of which has been funded as of December 31, 2021.  We account for this LP on an unconsolidated basis pursuant to the equity method since it is not a variable interest entity and we do not have a controlling voting interest.

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

(4) LEASE ACCOUNTING

We adopted the lease standard ASC 842 on January 1, 2019 and applied it to leases that were in place on the effective date as both a lessor and lessee. Our results for reporting periods beginning January 1, 2019 are presented under the ASC 842 lease standard. We adopted ASC 842 effective January 1, 2019 under the modified retrospective approach and elected the optional transition method to apply the provisions of ASC 842 as of the adoption date, rather than the earliest period presented. We elected to apply certain adoption related practical expedients for all leases that commenced prior to the election date. This practical expedient allowed us to not separate expenses reimbursed by our customers (“tenant reimbursements”) from the associated rental revenue if certain criteria were met.

As Lessor:

We lease most of our operating properties to customers under agreements that are typically classified as operating leases (as noted below, two of our leases are accounted for as financing arrangements at December 31, 2021). We recognize the total minimum lease payments provided for under the operating leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from our customers. We record amounts reimbursed by customers in the period that the applicable expenses are incurred, which is generally ratably throughout the term of the lease.  We have elected the package of practical expedients that allows lessors to not separate lease and non-lease components by class of underlying asset. This practical expedient allowed us to not separate expenses reimbursed by our customers (“tenant reimbursements”) from the associated rental revenue if certain criteria were met.  We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated tenant reimbursements are the same, and for the leases that qualify as operating leases, we accounted for and presented rental revenue and tenant reimbursements as a single component under Lease revenue in our consolidated statements of income for the twelve months ended December 31, 2021, 2020 and 2019.

On December 31, 2021, as a result of the asset purchase and sale transaction with UHS, the real estate assets of two wholly-owned subsidiaries of UHS were transferred to us (Aiken and Canyon Creek).  As discussed in Note 1, these assets are accounted for as financing arrangements and our Consolidated Balance Sheet at December 31, 2021 reflects a financing receivable for the $82.4 million fair value of the real estate assets that we received.  The monthly lease payments received from the wholly-owned subsidiaries of UHS will be recorded to interest income and reduce the outstanding financing receivable.   Lease revenue will not be impacted by the lease payments received related to these two properties.

The components of the “Lease revenue – UHS facilities” and “Lease revenue – Non-related parties” captions for the years ended 2021, 2020 and 2019 are disaggregated below (in thousands).  Base rents are primarily stated rent amounts provided for under the leases that are recognized on a straight-line basis over the term of the lease.  Bonus rents and tenant reimbursements represent amounts where tenants are contractually obligated to pay an amount that is variable in nature.

	Year Ended December 31,

	2021	2020	2019
UHS Facilities:
Base rents	$21,498	$17,302	$16,660
Bonus rents	6,906	6,116	5,551
Tenant reimbursements	1,492	1,153	884
Lease Revenue - UHS facilities	$29,896	$24,571	$23,095

Non-related parties:
Base rents	$41,880	$41,562	$42,295
Tenant reimbursements	10,444	10,000	9,725
Lease Revenue - Non-related parties	$52,324	$51,562	$52,020

Disclosures Related to Certain Hospital Facilities:

Lease Renewal:

Wellington Regional Medical Center:

Upon the December 31, 2021 expiration of the lease on this acute care hospital located in West Palm Beach, Florida, a wholly-owned subsidiary of UHS exercised its fair market value renewal option and renewed the lease for a 5-year term scheduled to expire on December 31, 2026.  Effective January 1, 2022, the annual fair market value lease rate for this hospital, which is payable to us monthly, is $6.3 million (there is no longer a bonus rental component of the lease payment). Beginning on January 1, 2023, and thereafter on each January 1st through 2026, the annual rent will increase by 2.50% on a cumulative and compounded basis.  Pursuant to the hospital’s previous lease, we earned aggregate lease revenue of $5.5 million during the year ended December 31, 2021, (consisting of $3.0 million of base rental and $2.5 million of bonus rental) and $5.1 million during the year ended December 31, 2020 (consisting of $3.0 million of base rental and $2.1 million of bonus rental).

Asset Purchase and Sale Agreement:

Southwest Healthcare System, Inland Valley Campus, Aiken Regional Medical Center and Canyon Creek Behavioral Health:

On December 31, 2021, a wholly-owned subsidiary of UHS entered into an asset purchase and sale agreement with us. Pursuant to the agreement: (i) a wholly-owned subsidiary of UHS purchased the real estate assets of the Inland Valley Campus of Southwest Healthcare System (“Inland Valley”) from us at its fair market value of $79.6 million; (ii) UHS transferred the real estate assets of two properties to us at their fair market values, consisting of Aiken Regional Medical Center (“Aiken”), which includes an acute care hospital and a behavioral health pavilion, at its fair market value of $57.7 million, and Canyon Creek Behavioral Health (“Canyon Creek”) at its fair market value of $24.7 million, and; (iii) we paid approximately $2.8 million in cash to UHS since the aggregate fair market value of Aiken and Canyon Creek ($82.4 million) exceeded the fair market value of Inland Valley ($79.6 million).  The transaction is accounted for as a failed sale leaseback and is therefore recorded as a financing arrangement instead of a real estate investment on our Consolidated Balance Sheet at December 31, 2021. The aggregate annual rental during 2022, pursuant to the leases for Aiken and Canyon Creek (payable to us on a monthly basis), amounts to approximately $5.6 million (there is no bonus rental component on either of these leases) and as mentioned above, the lease payments received by us for these two facilities will be recorded as interest income and reduce the outstanding $82.4 million financing receivable that is recorded on our Consolidated Balance Sheet at December 31, 2021.  Pursuant to the terms of the lease on the Inland Valley Campus, we earned $4.5 million of lease revenue during the year ended December 31, 2021 (consisting of $2.6 million in base rental and $1.9 million in bonus rental) and $4.4 million during the year ended December 31, 2020 (consisting of $2.6 million in base rental and $1.8 million in bonus rental).

Vacant Properties:

Evansville, Indiana, Corpus Christi, Texas and Chicago, Illinois:

The leases on two specialty facilities, located in Evansville, Indiana, and Corpus Christi, Texas, expired on May 31, 2019 and June 1, 2019, respectively. Each facility has remained vacant since 2019. The lease on the 4058 W. Melrose specialty facility, located in Chicago, Illinois, expired on December 31, 2021 and the facility is currently vacant. Pursuant to the terms of the lease on the 4058 W. Melrose property, we earned approximately $1.6 million of lease revenue during each of the years ended December 31, 2021 and 2020, and approximately $1.5 million during the year ended December 31, 2019.

The aggregate annual operating expenses (excluding depreciation and amortization expense) incurred by us in connection with the Evansville, Indiana, and Corpus Christi, Texas, facilities amounted to $737,000 during 2021. The former tenant was responsible for the operating expenses of the Chicago, Illinois, property during 2021. The 2022 aggregate operating expenses for the three vacant specialty facilities, including the facility in Illinois, are estimated to be approximately $2.5 million annually. Future operating expenses related to these three facilities will be incurred by us during the time they remain owned and vacant. We continue to market each of these properties to potential interested parties. However, should the properties continue to remain vacant for an extended period of time, or should we experience a decrease in the lease rates on a future leases, as compared to the previous leases, or incur substantial renovations costs to make the properties suitable for another operator/tenant, our future results of operations could be materially unfavorably impacted.

Minimum future base rents from non-cancelable leases related to properties included in our financial statements on a consolidated basis, excluding increases resulting from changes in the consumer price index, bonus rents and the impact of straight-line rent adjustments, are as follows (amounts in thousands):

For the year ended December 31,	Amount
2022	$66,397
2023	61,045
2024	53,385
2025	48,659
2026	44,520
Thereafter	146,870
Total minimum base rents	$420,876

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

As Lessee:

We are the lessee with various third parties, including subsidiaries of UHS, in connection with ground leases for land at fourteen of our consolidated properties. Our right-of-use land assets represent our right to use the land for the lease term and our lease liabilities represent our obligation to make lease payments arising from the leases. Right-of-use assets and lease liabilities were recognized upon adoption of Topic 842 based on the present value of lease payments over the lease term. We utilized our estimated incremental borrowing rate, which was derived from information available as of January 1, 2019, in determining the present value of lease payments. A right-of-use asset and lease liability are not recognized for leases with an initial term of 12 months or less, as these short-term leases are accounted for similar to previous guidance for operating leases.  We do not currently have any ground leases with an initial term of 12 months or less. As of December 31, 2021, our consolidated balance sheet includes right-of-use land assets of approximately $11.5 million and ground lease liabilities of approximately $11.5 million.

The components of lease expense payments were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Operating lease cost	$508	$480
Total lease cost	$508	$480

During the years ended December 31, 2021 and 2020, the cash paid for amounts included in the measurement of lease liabilities related to our operating leases was approximately $508,000 and $480,000, respectively, which is included as an operating cash outflow within the consolidated statement of cash flows and included in other operating expenses within the consolidated statements of income. The operating lease expense of $508,000 for 2021 includes the impact of a ground lease related to a previously unconsolidated LLC that we began consolidating during 2021, as well as the impact of a ground lease on an MOB that was divested during 2021. As of and during the year ended December 31, 2020, we did not enter into any lease agreements for our consolidated properties set to commence in the future and there were no newly leased assets for which a right-of-use asset was recorded in exchange for a new lease liability.

Supplemental balance sheet information related to leases was as follows (in thousands):

December 31,
2021

Operating Leases
Right-of-use land assets-operating leases	$11,495

Total lease liabilities	$11,495

Weighted Average remaining lease term, years
Operating leases	57.9

Weighted Average discount rate
Operating leases	5.07%

As of December 31, 2021, we are the lessee with various third parties, including subsidiaries of UHS, in connection with ground leases for land at fourteen of our consolidated properties. Total consolidated amounts expensed relating to the applicable leases in 2021, 2020 and 2019 was approximately $508,000, $480,000 and $480,000, respectively.  The following table summarizes fixed, future minimum rental payments, excluding variable costs, which are discounted by our incremental borrowing rate to calculate the lease liabilities for our operating leases in which we are the lessee.  We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option.  Maturities of lease liabilities are as follows (amounts in thousands):

Year ended December 31:

2022	$618
2023	618
2024	618
2025	618
2026	618
Later years	32,491
Total undiscounted lease payments	$35,581
Less imputed interest	24,086
Total	$11,495

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

The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At December 31, 2021, the applicable margin over the LIBOR rate was 1.25%, the margin over the Base Rate was 0.25% and the facility fee was 0.25%.

At December 31, 2021, we had $271.9 million of outstanding borrowings and $3.2 million of letters of credit outstanding under our Credit Agreement.  We had $99.9 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of December 31, 2021.  The carrying amount and fair value of borrowings outstanding pursuant to the Credit Agreement was $271.9 million at December 31, 2021. There are no compensating balance requirements.  The average amount outstanding under our Credit Agreement during the years ended December 31, 2021, 2020 and 2019 was $253.5 million, $219.1 million and $198.3 million, respectively, with corresponding effective interest rates of 2.2%, 2.4% and 3.7%, respectively, including commitment fees and interest rate swaps/caps. At December 31, 2020, we had $236.2 million of outstanding borrowings outstanding against our revolving credit agreement that was in effect at that time, $5.6 million of letters of credit outstanding against the agreement and $108.2 million of available borrowing capacity.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts then outstanding under the Credit Agreement. We are in compliance with all of the covenants in the Credit Agreement at December 31, 2021 and were in compliance with all of the covenants in the Prior Credit Agreement at December 31, 2020. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios at December 31, 2021 and 2020, giving effect to the covenants contained in the Credit Agreements in effect on the respective dates (dollar amounts in thousands):

	December 31, 2021		December 31, 2020
	Covenant	UHT	Covenant	UHT
Tangible net worth	$125,000	$225,355	$125,000	$147,263
Total leverage	< 60%	43.1%	< 60%	44.8%
Secured leverage	< 30%	7.4%	< 30%	8.6%
Unencumbered leverage	< 60%	41.9%	< 60%	41.4%
Fixed charge coverage	> 1.50x	4.8x	> 1.50x	4.7x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us and are not cross-collateralized, included on our consolidated balance sheet as of December 31, 2021 and 2020 (amounts in thousands):

	As of 12/31/2021			As of 12/31/2020
Facility Name	Interest Rate	Maturity Date	Outstanding Balance (in thousands)(a.)	Outstanding Balance (in thousands)
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan (b.)	4.54%	June, 2022	$5,210	$5,437
BRB Medical Office Building fixed rate mortgage loan (b.)	4.27%	December, 2022	5,280	5,505
Desert Valley Medical Center fixed rate mortgage loan (b.)	3.62%	January, 2023	4,356	4,511
2704 North Tenaya Way fixed rate mortgage loan	4.95%	November, 2023	6,418	6,576
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	4.03%	April, 2024	12,806	13,043
Tuscan Professional Building fixed rate mortgage loan	5.56%	June, 2025	2,343	2,933
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	3.95%	January, 2030	8,466	8,718
Rosenberg Children's Medical Plaza fixed rate mortgage loan	4.42%	September, 2033	12,273	12,508
Total, excluding net debt premium and net financing fees			57,152	59,231
Less net financing fees			(376)	(477)
Plus net debt premium			90	141
Total mortgage notes payable, non-recourse to us, net			$56,866	$58,895

(c.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(d.)	This loan is scheduled to mature within the next twelve months, at which time we will decide whether to refinance pursuant to a new mortgage loan or by utilizing borrowings under our Credit Agreement.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of December 31, 2021 had a combined carrying value of approximately $57.2 million and a combined fair value of approximately $59.4 million. At December 31, 2020, we had various mortgages, all of which were non-recourse to us, included in our consolidated balance sheet.  The combined outstanding balance of these various mortgages was $59.2 million and these mortgages had a combined fair value of approximately $62.0 million.

The fair value of our debt was computed based upon quotes received from financial institutions.  We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosure in connection with debt instruments.  Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

As of December 31, 2021, our aggregate consolidated scheduled debt repayments (including mortgages) are as follows (amounts in thousands):

2022	$12,197
2023	11,892
2024	13,550
2025 (a.)	272,839
2026	601
Later	17,973
Total	$329,052
(a.)	Includes assumed repayment of $271.9 million of outstanding borrowings under the terms of our $375 million revolving credit agreement scheduled to mature in July, 2025.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties.  We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At December 31, 2021, the fair value of our interest rate swaps was a net asset of $1.1 million which is included in deferred charges and other assets on the accompanying consolidated balance sheet. During the twelve months of 2021, we paid or accrued approximately $1.3 million in net payments made to the counterparty by us, adjusted for accruals, pursuant to the terms of the swaps. From inception of the swap agreements through December 31, 2021 we paid or accrued approximately $1.9 million in net payments made to the counterparty by us pursuant to the terms of the swap (consisting of approximately $198,000 in payments or accruals made to us by the counterparty, offset by approximately $2.1 million of payments due to the counterparty from us).  During the twelve months of 2020, we paid or accrued approximately $733,000 in net payments made to the counterparty by us, adjusted for accruals, pursuant to the terms of the swaps (consisting of approximately $824,000 in payments, adjusted for accruals, or accruals made to the counterparty by us, offset by approximately $91,000 of payments paid to us by the counterparty). Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity.  Amounts are classified from AOCI to the income statement in the period or periods the hedged transaction affects earnings.

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

(6) DIVIDENDS AND EQUITY ISSUANCE PROGRAM

Dividends:

During each of the last three years, dividends were declared and paid by us as follows:

•

2021:   $2.80 per share of which $2.51 per share was ordinary income, $.16 per share was non-dividend distributions and $.13 per share was total capital gain (total capital gain amount includes Unrecaptured Section 1250 gain of $.04 per share).

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

No shares were issued pursuant to this ATM equity program during the twelve months ended December 31, 2021. Since inception, pursuant to this ATM equity program, we have issued 2,704 shares at an average price of $101.30 per share, which generated approximately $270,000 of net proceeds (net of compensation to BofA Securities, Inc. of approximately $4,000). Additionally, as of December 31, 2021, we have paid or incurred approximately $508,000 in various fees and expenses related to the commencement of our ATM program.

(7) INCENTIVE PLANS

During 2007, our Board of Trustees and shareholders approved the Universal Health Realty Income Trust 2007 Restricted Stock Plan which was amended and restated in 2020 and 2016 (the “2007 Plan”). An aggregate of 175,000 shares (as amended in 2020) were authorized for issuance under this plan and a total of 127,805 shares, net of cancellations, have been issued pursuant to the terms of this plan, 106,275 of which have vested as of December 31, 2021. At December 31, 2021 there are 47,195 shares remaining for issuance under the terms of the 2007 Plan.

During 2021, there were 10,765 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees, officers and other personnel of the Trust pursuant to the 2007 Plan at a weighted average grant price of $71.69 per share (approximately $772,000 in the aggregate).  These restricted shares are scheduled to vest in June of 2023 (the second anniversary date of the grant).  Pursuant to the restricted shares issued during 2021, dividends on unvested stock will be deferred and accumulated prior to the vesting of the shares and paid, in either cash and/or stock, in the aggregate on the vesting date on the shares that ultimately vest.

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

During 2019, there were 10,980 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees, officers and other personnel of the Trust pursuant to the 2007 Plan at a weighted average grant price of $84.24 per share ($924,955 in the aggregate). These restricted shares vested in June of 2021 (the second anniversary of the date of grant).

 We expense the grant-date fair value restricted stock awards under the straight-line method over the stated vesting period of the award. In connection with these grants, we recorded compensation expense of approximately $947,000, $912,000 and $702,000 during 2021, 2020 and 2019, respectively. The remaining expense associated with these grants is approximately $769,000 and will be recorded over the remaining weighted average vesting period for outstanding restricted Shares of Beneficial Interest of approximately one year at December 31, 2021.

There were no stock options outstanding or exercised during 2021, 2020 or 2019.

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

At December 31, 2021, we have non-controlling equity investments or commitments in four jointly-owned LLCs/LPs which own MOBs. As of December 31, 2021, we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities which we are the primary beneficiary nor do we have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash funding is typically advanced as equity or member loans. These entities maintain property insurance on the properties.

During the fourth quarter of 2021, we purchased the 5% minority ownership interest, held by the third-party member in Grayson Properties LP which owns the Texoma Medical Plaza, in which we previously held a noncontrolling majority ownership interest.  As a result of this minority ownership purchase, we now own 100% of the LP and began to account for it on a consolidated basis effective November 1, 2021.  Prior to November 1, 2021, the LP was accounted for on an unconsolidated basis pursuant to the equity method.

The following property table represents the four LLCs or LPs in which we own a non-controlling interest and were accounted for under the equity method as of December 31, 2021:

Name of LLC/LP	Ownership	Property Owned by LLC/LP
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)(b.)	74%	Mid Coast Hospital MOB
FTX MOB Phase II (c.)	95%	Forney Medical Plaza II
Grayson Properties II (d.)(e.)	95%	Texoma Medical Plaza II
(a.)

This LLC refinanced its fixed rate mortgage during the fourth quarter of 2020 (as reflected in the mortgage loan table below) and has a third-party term loan of $8.9 million, which is non-recourse to us, outstanding as of December 31, 2021.

(b.)	We are the lessee with a third party on a ground lease for land.
(c.)

During the first quarter of 2021, this LP paid off its $4.7 million mortgage loan, upon maturity, utilizing pro rata equity contributions from the limited partners as well as a $3.5 million member loan from us to the LP which was funded utilizing borrowings from our revolving credit agreement.

(d.)

Construction on this MOB was substantially completed in December 2020. The MOB is located in Denison, Texas on the campus of a hospital owned and operated by a wholly-owned subsidiary of UHS.  We have committed to invest up to $4.8 million in equity and debt financing, $1.8 million of which has been funded as of December 31, 2021. This LLP entered into a $13.1 million third-party construction loan, which is non-recourse to us and has an outstanding balance of $13.1 million as of December 31, 2021.  The LP developed constructed, owns and operates the Texoma Medical Plaza II.

(e.)	We are the lessee with a UHS-related party for the land related to this property.

Below are the combined statements of income for the four LLCs/LPs accounted for under the equity method at December 31, 2021 and the four LLCs/LPs accounted for under the equity method as of December 31, 2020 and 2019.  The 2020 and 2019 periods do not include the newly constructed Texoma Medical Plaza II that was substantially completed in December, 2020.  The data for the year ended December 31, 2021 includes financial results for the above-mentioned Texoma Medical Plaza in which we purchased the minority ownership interest during the fourth quarter of 2021, for the period of January through October of 2021 only (during which it was accounted for under the equity method).

	For the Year Ended December 31,
	2021	2020	2019
	(amounts in thousands)
Revenues	$10,575	$9,973	$10,063
Operating expenses	4,093	3,979	4,046
Depreciation and amortization	2,198	1,827	1,758
Interest, net	1,721	1,296	1,295
Net income	$2,563	$2,871	$2,964
Our share of net income	$1,796	$1,706	$1,796

Below are the combined balance sheets for the four LLCs/LPs that were accounted for under the equity method as of December 31, 2021 (excludes the balance sheet for the above-mentioned Texoma Medical Plaza in which we purchased the minority ownership interest during the fourth quarter of 2021 and began accounting for this LP on a consolidated basis on November 1, 2021) and the five LLCs/LPs that were accounted for under the equity method as of December 31, 2020 (including Texoma Medical Plaza I):

	December 31,
	2021	2020
	(amounts in thousands)
Net property, including construction in progress	$30,983	$42,374
Other assets (a.)	4,574	8,818
Total assets	$35,557	$51,192

Other liabilities (a.)	$2,797	$9,402
Mortgage notes payable, non-recourse to us	22,068	39,735
Advances payable to us (b.)	3,500	—
Equity	7,192	2,055
Total liabilities and equity	$35,557	$51,192

Investments in LLCs before amounts included in accrued expenses and other liabilities	10,139	4,278
Amounts included in accrued expenses and other liabilities	(1,784)	(3,020)
Our share of equity in LLCs, net	$8,355	$1,258
(a.)

Other assets and other liabilities as of December 31, 2021 and 2020 include approximately $656,000 and $4.3 million, respectively, of right-of-use land assets and right-of-use land liabilities related to ground leases whereby the LLC/LP is the lessee, with third parties, including subsidiaries of UHS.

(b.)	Consists of a 7.25% member loan to FTX MOB Phase II, LP with a maturity date of March 1, 2023.

As of December 31, 2021, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

2022	$265
2023	597
2024	613
2025	12,704
2026	293
2027 and thereafter	7,596
Total	$22,068

	Mortgage Loan Balance (a.)
Name of LLC/LP	12/31/2021	12/31/2020	Maturity Date
FTX MOB Phase II (5.00% fixed rate mortgage loan) (b.)	$-	$4,777	February, 2021
Grayson Properties (5.034% fixed rate mortgage loan) (c.)	—	13,372	September, 2021
Brunswick Associates (2.80% fixed rate mortgage loan)	8,993	9,250	December, 2030
Grayson Properties II (3.70% fixed rate construction loan) (d.)	13,075	12,336	June, 2025
	$22,068	$39,735
(a.)	All mortgage loans require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(b.)

Upon maturity in February, 2021 this LP paid off this mortgage loan utilizing pro rata equity contribution from the limited partners as well as a $3.5 million member loan from us to the LP which was funded utilizing borrowings from our revolving credit agreement.

(c.)	Upon maturity in September, 2021 this LP paid off its mortgage utilizing an equity contribution from us, which was funded utilizing borrowings from our revolving credit agreement.
(d.)

This construction loan has a maximum balance of $13.1 million and requires interest on the outstanding principal balance to be paid on a monthly basis through December 1, 2022.  Monthly principal and interest payments are scheduled to commence on January 1, 2023.

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

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation — December 31, 2021

(amounts in thousands)

					Gross amount at					Date of
					which carried					Completion of
	Initial Cost				at end of period				Accumulated	Construction,
Description	Encumbrance (c.)	Land	Building & Improv.	Adjustments to Basis (a.)	Land	Building & Improvements	CIP	Total	Depreciation as of Dec. 31, 2021	Acquisition or Significant improvement	Date Acquired	Average Depreciable Life
McAllen Medical Center McAllen, Texas	—	4,720	31,442	10,189	6,281	40,070		46,351	31,002	1994	1986	42 Years
Wellington Regional Medical Center West Palm Beach, Florida	—	1,190	14,652	17,370	1,663	31,549		33,212	22,914	2006	1986	42 Years
Evansville Facility Evansville, Indiana	—	500	6,945	1,062	500	8,007		8,507	6,490	1993	1989	40 Years
4058 W. Melrose Facility Chicago, Illinois	—	158	6,404	1,838	158	8,242		8,400	8,242	1993	1986	25 Years
Family Doctor’s Medical Office Building Shreveport, Louisiana	—	54	1,526	494	54	2,020		2,074	1,235	1991	1995	45 Years
Professional Buildings at King’s Crossing Kingwood, Texas (d.)	—	439	1,837	(297)	439	1,540		1,979	436	1995	1995	45 Years
Chesterbrook Academy Audubon, Pennsylvania	—	307	996	—	307	996		1,303	564	1996	1996	45 Years
Chesterbrook Academy New Britain, Pennsylvania	—	250	744	—	250	744		994	429	1991	1996	45 Years
Chesterbrook Academy Uwchlan, Pennsylvania	—	180	815	—	180	815		995	462	1992	1996	45 Years
Chesterbrook Academy Newtown, Pennsylvania	—	195	749	—	195	749		944	430	1992	1996	45 Years
The Southern Crescent Center I (b.)	—	1,130	5,092	(2,060)	1,130	3,032		4,162	2,667	1994	1996	45 Years
The Southern Crescent Center II (b.) Riverdale, Georgia	—	—	—	5,338	806	4,532		5,338	3,426	2000	1998	35 Years
The Cypresswood Professional Center Spring, Texas (e.)	—	573	3,842	(2,509)	573	1,333		1,906	338	1997	1997	35 Years
701 South Tonopah Building Las Vegas, Nevada (f.)	—	—	1,579	68	—	1,647		1,647	1,461	1999	1999	25 Years
Danbury Medical Plaza Danbury, Connecticut	—	1,151	5,176	1,382	1,151	6,558		7,709	4,474	2000	2000	30 Years
Corpus Christi Facility Corpus Christi, Texas	—	1,104	5,508	—	1,104	5,508		6,612	2,187	2008	2008	35 Years
Apache Junction Medical Plaza Apache Junction, AZ	—	240	3,590	1,414	240	5,004		5,244	2,575	2004	2004	30 Years
BRB Medical Office Building Kingwood, Texas	5,280	430	8,970	575	430	9,545		9,975	2,956	2010	2010	37 Years
Centennial Hills Medical Office Building Las Vegas, NV (f.)	—	—	19,890	3,388	—	23,278	16	23,294	8,498	2006	2006	34 Years
Desert Springs Medical Plaza Las Vegas, NV	—	1,200	9,560	2,772	1,200	12,332		13,532	4,925	1998	1998	30 Years
700 Shadow Lane & Goldring MOBs Las Vegas, NV	5,210	400	11,300	5,251	400	16,551	784	17,735	6,936	2003	2003	30 Years
Spring Valley Hospital MOB I Las Vegas, NV (f.)	—	—	9,500	1,695	—	11,195	34	11,229	4,187	2004	2004	35 Years
Spring Valley Hospital MOB II Las Vegas, NV (f.)	—	—	9,800	2,191	—	11,991	22	12,013	4,066	2006	2006	34 Years
Summerlin Hospital MOB I Las Vegas, NV	—	460	15,440	2,031	460	17,471	205	18,136	7,213	1999	1999	30 Years

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation — December 31, 2021 (continued)

(amounts in thousands)

					Gross amount at					Date of
					which carried					Completion of
	Initial Cost				at end of period				Accumulated	Construction,
Description	Encumbrance (c.)	Land	Building & Improv.	Adjustments to Basis (a.)	Land	Building & Improvements	CIP	Total	Depreciation as of Dec. 31, 2021	Acquisition or Significant improvement	Date Acquired	Average Depreciable Life
Summerlin Hospital MOB II Las Vegas, NV	—	370	16,830	1,763	370	18,593	197	19,160	7,440	2000	2000	30 Years
Summerlin Hospital MOB III Las Vegas, NV (f.)	12,806	—	14,900	2,671	—	17,571	38	17,609	5,631	2009	2009	36 Years
Emory at Dunwoody Building Dunwoody, GA	—	782	3,455	—	782	3,455		4,237	1,314	2011	2011	35 Years
Forney Medical Plaza Forney, TX	—	910	11,960	179	910	12,139	115	13,164	4,590	2011	2011	35 Years
Lake Pointe Medical Arts Building Rowlett, TX	—	1,100	9,000	434	1,100	9,434		10,534	3,295	2011	2011	35 Years
Tuscan Professional Building Irving, TX	2,343	1,100	12,525	2,013	1,100	14,538	5	15,643	5,478	2011	2011	35 Years
Peace Health Medical Clinic Bellingham, WA	—	1,900	24,910	921	1,900	25,831		27,731	8,398	2012	2012	35 Years
Northwest Texas Professional Office Tower Amarillo, TX (f.)	—	—	7,180	1,390	—	8,570		8,570	2,395	2012	2012	35 Years
Ward Eagle Office Village Farmington Hills, MI	—	220	3,220	106	220	3,326		3,546	1,013	2013	2013	35 Years
5004 Poole Road MOB Denison, TX	—	96	529	—	96	529		625	152	2013	2013	35 Years
Desert Valley Medical Center Phoenix, AZ	4,356	2,280	4,624	1,203	2,280	5,827		8,107	1,978	1996	1996	30 Years
Hanover Emergency Center Mechanicsville, VA	—	1,300	6,224	—	1,300	6,224		7,524	1,535	2014	2014	35 Years
Haas Medical Office Park Ottumwa, IA (g.)	—	—	3,571	—	—	3,571		3,571	824	2015	2015	35 Years
South Texas ER at Mission Mission, TX	—	1,441	4,696	—	1,441	4,696		6,137	1,089	2015	2015	35 Years
North Valley Medical Plaza Phoenix, AZ	—	930	6,929	2,265	930	9,194	16	10,140	2,951	2010	2010	30 Years
Northwest Medical Center at Sugar Creek Bentonville, AR	—	1,100	2,870	—	1,100	2,870		3,970	768	2014	2014	35 Years
Rosenberg Children’s Medical Plaza Phoenix, AZ (g.)	12,273	—	23,302	148	—	23,450		23,450	5,855	2001	2001	35 Years
Phoenix Children’s East Valley Care Center Phoenix, AZ	8,466	1,050	10,900	—	1,050	10,900		11,950	2,714	2006	2006	35 Years
Palmdale Medical Plaza Palmdale, CA (f.)	—	—	10,555	1,847	—	12,402	2	12,404	3,504	2008	2008	34 Years
Piedmont-Roswell Physician Center Sandy Springs, GA	—	2,338	2,128	—	2,338	2,128		4,466	613	2015	2015	30 Years
Piedmont-Vinings Physician Center Vinings, GA	—	1,348	2,418	—	1,348	2,418		3,766	673	2015	2015	30 Years
Santa Fe Professional Plaza Scottsdale, AZ	—	1,090	1,960	639	1,090	2,599	7	3,696	912	1999	1999	30 Years
Sierra San Antonio Medical Plaza Fontana, CA (g.)	—	—	11,538	876	—	12,414	3	12,417	3,777	2006	2006	30 Years

Vista Medical Terrace & Sparks MOB Sparks, NV (f.)	—	—	9,276	2,163	—	11,439	11,439	3,939	2008	2008	2008

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation — December 31, 2021 (continued)

(amounts in thousands)

					Gross amount at					Date of
					which carried					Completion of
	Initial Cost				at end of period				Accumulated	Construction,
Description	Encumbrance (c.)	Land	Building & Improv.	Adjustments to Basis (a.)	Land	Building & Improvements	CIP	Total	Depreciation as of Dec. 31, 2021	Acquisition or Significant improvement	Date Acquired	Average Depreciable Life
South Texas ER at Weslaco Weslaco ,TX	—	1,749	4,879	—	1,749	4,879		6,628	1,140	2015	2015	35 Years
Chandler Corporate Center III Chandler, AZ	—	2,328	14,131	—	2,328	14,131		16,459	3,798	2016	2016	35 Years
Frederick Crestwood MOB Frederick, MD	—	2,265	18,731	—	2,265	18,731		20,996	3,833	2016	2016	35 Years
Madison Professional Office Building Madison, AL	—	2,296	6,411	10	2,296	6,421		8,717	1,505	2016	2016	35 Years
Tenaya Medical Office Building Las Vegas, NV	6,418	3,032	10,602	—	3,032	10,602		13,634	2,048	2016	2016	35 Years
Henderson Medical Plaza Henderson, NV (f.)	—	—	10,718	8,478	—	19,196	1,343	20,539	5,363	2017	2017	35 Years
Hamburg Medical Building Hamburg, PA	—	696	3,406	—	696	3,406		4,102	612	2017	2017	35 Years
Las Palmas Del Sol Emergency Center - West El Paso, TX	—	801	5,029	—	801	5,029		5,830	806	2017	2017	35 Years
Beaumont Medical Sleep Center Building Southfield, MI	—	254	2,968	—	254	2,968		3,222	427	2018	2018	35 Years
Clive Behavioral Health Clive, IA	—	1,330	—	33,954	1,330	33,954		35,284	1,419	2020	2019	35 Years
Bellin Health Family Medical Center Escanaba, MI	—	605	3,906	—	605	3,906		4,511	334	2019	2019	35 Years
Sand Point Medical Properties Escanaba, MI	—	265	1,654	—	265	1,654		1,919	68	2020	2020	35 Years
2700 Fire Mesa, LLC Las Vegas, NV		2,400	9,671		2,400	9,671		12,071	302	2021	2021	35 Years
Texoma Medical Plaza Denison, TX (f)(h)		—	19,771	45	—	19,816		19,816	4,978	2021	2021	39 Years
Sierra Medical Plaza I Reno, NV (f)(i)		—	—	—	—	—	2,858	2,858	0	2022	2021
TOTALS (j.)	$57,152	$52,057	$492,734	$113,297	$54,897	$603,191	$5,645	$663,733	$225,584

a.	Consists of costs subsequent to acquisition that were capitalized, divested or written down in connection with asset impairments and hurricane related damage.
b.	During 2008, a $4.6 million provision for asset impairment was recorded in connection with the real estate assets of Southern Crescent Center I & Southern Crescent Center II.
c.	Consists of outstanding balances as of December 31, 2021 on third-party debt that is non-recourse to us.
d.	Carrying value of depreciable assets were written down to zero as a result of substantial damage from Hurricane Harvey during the third quarter of 2017.
e.	Carrying value of depreciable assets were written down as a result of substantial damage from Hurricane Harvey during the third quarter of 2017.
f.	We are the lessee with a UHS-related party on a ground lease for land.
g.	We are the lessee with a third party on a ground lease for land.
h.	We purchased the 5% minority interest held by a third party during the fourth quarter of 2021. As a result of the minority interest purchase, we own 100% of the LP.
i.	New construction project for an MOB that will be located on the campus of a UHS wholly-owned hospital that is also under construction at December 31, 2021.
j.	The aggregate cost for federal income tax purposes is $672 million (unaudited) with a net book value of $417 million (unaudited).

In addition to the real estate properties listed in the table above, as part of an asset purchase and sale agreement with UHS, as discussed herein, a wholly-owned subsidiary of UHS purchased the real estate assets of the Inland Valley Campus of Southwest Healthcare System from us, and transferred the real estate assets of two wholly-owned subsidiaries of UHS (Aiken Regional Medical Center and Canyon Creek Behavioral Health).  The real estate assets received from UHS are recorded as a financing receivable from UHS on our Consolidated Balance Sheet at December 31, 2021. Please see Note 2 and Note 3 for additional disclosure.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO SCHEDULE III

DECEMBER 31, 2021

(amounts in thousands)

(1) RECONCILIATION OF REAL ESTATE PROPERTIES

The following table reconciles the Real Estate Properties from January 1, 2019 to December 31, 2021:

	2021	2020	2019
Balance at January 1,	$660,449	$627,395	$611,046
Impact of consolidation of an LP (a.)	19,771	-	-
Additions (b.)	11,346	31,145	12,882
Acquisitions	12,071	1,919	4,510
Disposals/Divestitures (c.)	(39,904)	(10)	(1,043)
Balance at December 31,	$663,733	$660,449	$627,395

(2) RECONCILIATION OF ACCUMULATED DEPRECIATION

The following table reconciles the Accumulated Depreciation from January 1, 2019 to December 31, 2021:

	2021	2020	2019
Balance at January 1,	$216,648	$194,888	$173,316
Impact of consolidation of an LP (a.)	4,847	-	-
Disposals/Divestitures (c.)	(19,796)	(10)	(220)
Depreciation expense	23,885	21,770	21,792
Balance at December 31,	$225,584	$216,648	$194,888

(a.)

During the fourth quarter of 2021, we purchased the 5% minority ownership interest held by a third-party member in an LP in which we previously held a non-controlling majority ownership interest.  As a result of this minority interest purchase, we now own 100% of the LP and the financial results are included in our consolidated financial statements.

(b.)

Included in the additions for 2021 are approximately $2.9 million related to the construction of a new medical office building located in Reno, Nevada. Included in the additions for 2020 are approximately $25.1 million related to the construction of Clive Behavioral Health, located in Clive, Iowa, for which construction was substantially completed in December 2020. Included in the additions for 2019 are approximately $6.9 million (including the land purchase) also related to the construction of Clive Behavioral Health which was substantially completed in December, 2020.

(c.)

2021 includes the sale of the Auburn Medical Office Building II, the sale of the Children’s Clinic at Springdale as well as the exchange of Inland Valley Campus of Southwest Healthcare System, located in Wildomar, CA.  2019 includes the sale of the Kings Crossing II medical office building, as well as the sale of a parcel of land located at one of our buildings.