Form 10-Q
period 2022-03-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2022-05-06
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-9321

UNIVERSAL HEALTH REALTY INCOME TRUST

(Exact name of registrant as specified in its charter)

Maryland	23-6858580
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

UNIVERSAL CORPORATE CENTER 367 SOUTH GULPH ROAD KING OF PRUSSIA, Pennsylvania	19406-0958
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (610) 265-0688

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of beneficial interest, $0.01 par value	UHT	New York Stock Exchange

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

Number of common shares of beneficial interest outstanding at April 30, 2022—13,786,283.

UNIVERSAL HEALTH REALTY INCOME TRUST

This Quarterly Report on Form 10-Q is for the quarter ended March 31, 2022. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

As disclosed in this Quarterly Report, including in Note 2 to the condensed consolidated financial statements—Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions, a wholly-owned subsidiary of UHS (UHS of Delaware, Inc.) serves as our Advisor pursuant to the terms of an annually renewable Advisory Agreement dated December 24, 1986, and as amended and restated as of January 1, 2019. The Advisory Agreement expires on December 31 of each year, however, it is renewable by us, subject to a determination by our Trustees who are unaffiliated with UHS, that the Advisor’s performance has been satisfactory.  The Advisory Agreement was renewed for 2022 with the same terms as the Advisory Agreement in place during 2021 and 2020. Our officers are all employees of UHS through its wholly-owned subsidiary, UHS of Delaware, Inc. In addition, five of our hospital facilities are leased to wholly-owned subsidiaries of UHS, one of our hospital facilities is leased to a joint venture between a wholly-owned subsidiary of UHS and a third party, and subsidiaries of UHS are tenants of twenty medical office or general office buildings (one of which is currently under construction) or free-standing emergency departments, that are either wholly or jointly-owned by us. Any reference to “UHS” or “UHS facilities” in this report is referring to Universal Health Services, Inc.’s subsidiaries, including UHS of Delaware, Inc.

In this Quarterly Report, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 95%.  As of March 31, 2022, we had investments in four jointly-owned LLCs/LPs. We currently account for our share of the income/loss from these investments by the equity method (see Note 5 to the condensed consolidated financial statements included herein).

Part I. Financial Information

Item I. Financial Statements

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2022 and 2021

(amounts in thousands, except per share information)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Lease revenue - UHS facilities (a.)	$7,426	$7,132
Lease revenue - Non-related parties	12,895	13,092
Other revenue - UHS facilities	229	226
Other revenue - Non-related parties	255	249
Interest income on financing leases - UHS facilities	1,370	-
	22,175	20,699
Expenses:
Depreciation and amortization	6,709	6,787
Advisory fees to UHS	1,224	1,062
Other operating expenses	6,867	5,602
	14,800	13,451
Income before equity in income of unconsolidated limited liability companies ("LLCs") and interest expense	7,375	7,248
Equity in income of unconsolidated LLCs	252	471
Interest expense, net	(2,222)	(2,133)
Net income	$5,405	$5,586
Basic earnings per share	$0.39	$0.41
Diluted earnings per share	$0.39	$0.41

Weighted average number of shares outstanding - Basic	13,764	13,750
Weighted average number of shares outstanding - Diluted	13,785	13,771

(a.) Includes bonus rental on McAllen Medical Center, a UHS acute care hospital facility of $678 for the three-month period ended March 31, 2022 and includes bonus rental on three UHS acute care hospital facilities of $1,695 for the three-month period ended March 31, 2021.

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2022 and 2021

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net income	$5,405	$5,586
Other comprehensive gain:
Unrealized derivative gains on cash flow hedges	5,684	3,348
Total other comprehensive gains:	5,684	3,348
Total comprehensive income	$11,089	$8,934

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(amounts in thousands, except share information)

(unaudited)

	March 31,	December 31,
	2022	2021
Assets:
Real Estate Investments:
Buildings and improvements and construction in progress	$622,757	$608,836
Accumulated depreciation	(231,459)	(225,584)
	391,298	383,252
Land	56,631	54,897
Net Real Estate Investments	447,929	438,149
Financing receivable from UHS	83,741	82,439
Net Real Estate Investments and Financing receivable	531,670	520,588
Investments in and advances to limited liability companies ("LLCs")	9,960	10,139
Other Assets:
Cash and cash equivalents	8,879	22,504
Lease and other receivables from UHS	4,397	4,641
Lease receivable - other	7,763	7,109
Intangible assets (net of accumulated amortization of $14.8 million and $14.2 million, respectively)	11,175	9,972
Right-of-use land assets, net	11,486	11,495
Deferred charges and other assets, net	17,119	11,971
Total Assets	$602,449	$598,419
Liabilities:
Line of credit borrowings	$275,100	$271,900
Mortgage notes payable, non-recourse to us, net	56,346	56,866
Accrued interest	343	346
Accrued expenses and other liabilities	11,779	12,157
Ground lease liabilities, net	11,486	11,495
Tenant reserves, deposits and deferred and prepaid rents	10,421	10,328
Total Liabilities	365,475	363,092
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2022 - 13,786,277; 2021 - 13,785,345	138	138
Capital in excess of par value	268,792	268,515
Cumulative net income	794,964	789,559
Cumulative dividends	(833,717)	(823,998)
Accumulated other comprehensive income	6,797	1,113
Total Equity	236,974	235,327
Total Liabilities and Equity	$602,449	$598,419

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended March 31, 2022

(amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity
January 1, 2022	13,785	$138	$268,515	$789,559	$(823,998)	$1,113	$235,327
Shares of Beneficial Interest:
Issued	1	—	54	—	—	—	54
Restricted stock-based compensation expense	—	—	223	—	—	—	223
Dividends ($.705/share)	—	—	—	—	(9,719)	—	(9,719)
Comprehensive income:
Net income	—	—	—	5,405	—	—	5,405
Unrealized net gain on cash flow hedges	—	—	—	—	—	5,684	5,684
Subtotal - comprehensive income				5,405		5,684	11,089
March 31, 2022	13,786	$138	$268,792	$794,964	$(833,717)	$6,797	$236,974

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

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$5,405	$5,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,709	6,787
Amortization related to above/below market leases, net	(39)	(45)
Amortization of debt premium	(12)	(12)
Amortization of deferred financing costs	176	216
Stock-based compensation expense	223	242
Changes in assets and liabilities:
Lease receivable	(410)	(329)
Accrued expenses and other liabilities	(613)	(633)
Tenant reserves, deposits and deferred and prepaid rents	93	(396)
Accrued interest	(3)	(5)
Leasing costs paid	(482)	(365)
Other, net	657	204
Net cash provided by operating activities	11,704	11,250
Cash flows from investing activities:
Investments in LLCs	-	(1,544)
Cash distributions from LLCs	160	-
Advance made to LLC	-	(3,500)
Additions to real estate investments, net	(3,527)	(6,974)
Deposit on real estate assets	-	(200)
Cash paid for acquisition of properties	(13,605)	-
Net cash paid as part of asset exchange transaction	(1,346)	-
Net cash used in investing activities	(18,318)	(12,218)
Cash flows from financing activities:
Net borrowings on the line of credit	3,200	11,450
Repayments of mortgage notes payable	(536)	(510)
Financing costs paid	(26)	(35)
Dividends paid	(9,704)	(9,564)
Issuance of shares of beneficial interest, net	55	56
Net cash (used in)/provided by financing activities	(7,011)	1,397
(Decrease)/increase in cash and cash equivalents	(13,625)	429
Cash and cash equivalents, beginning of period	22,504	5,742
Cash and cash equivalents, end of period	$8,879	$6,171
Supplemental disclosures of cash flow information:
Interest paid	$2,080	$1,935
Invoices accrued for construction and improvements	$1,932	$468

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the quarter ended March 31, 2022. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%. As of March 31, 2022, we had investments in four jointly-owned LLCs/LPs. We currently account for our share of the income/loss from these investments by the equity method (see Note 5). These LLCs are included in our consolidated financial statements for all periods presented on an unconsolidated basis since they are not variable interest entities for which we are the primary beneficiary, nor do we hold a controlling voting interest.

The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the SEC and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, the notes thereto and accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2021.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes.

(2) Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions

Leases: We commenced operations in 1986 by purchasing properties from certain subsidiaries of UHS and immediately leasing the properties back to the respective subsidiaries.  The base rentals and lease and renewal terms for each of the hospitals leased to subsidiaries of UHS as of March 31, 2022 are provided below. The base rents are paid monthly. The lease on McAllen Medical Center also provides for bonus rent which is paid quarterly based upon a computation that compares the hospital’s current quarter revenue to a corresponding quarter in the base year. The hospital leases with subsidiaries of UHS, with the exception of the lease on Clive Behavioral Health Hospital (which is operated by UHS in a joint venture with an unrelated third party), are unconditionally guaranteed by UHS and are cross-defaulted with one another.

As previously disclosed on Form 8-K as filed on January 4, 2022, on December 31, 2021, we entered into an asset purchase and sale agreement with UHS and certain of its affiliates. Pursuant to the terms of the asset purchase and sale agreement, which was amended during the first quarter of 2022, a wholly-owned subsidiary of UHS purchased from us the real estate assets of the Inland Valley Campus of Southwest Healthcare System (at its fair market value of $79.6 million), and two wholly-owned subsidiaries of UHS transferred to us the real estate assets of Aiken Regional Medical Center (at its fair market value of $57.7 million) and Canyon Creek Behavioral Health (at its fair market value of $26.0 million).  In connection with this transaction, since the $83.7 million aggregate fair market value of Aiken Regional Medical Center (“Aiken”) located in Aiken, South Carolina, and Canyon Creek Behavioral Health (“Canyon Creek”) located in Temple, Texas, exceeded the $79.6 million fair market value of Inland Valley Campus of Southwest Healthcare System, we paid approximately $4.1 million in cash to UHS. Aiken Regional Medical Center includes an acute care hospital and a behavioral health pavilion.

The properties acquired by us in connection with the asset purchase and sale agreement with UHS were accounted for as financing arrangements and our consolidated balance sheets as of March 31, 2022 and December 31, 2021 include financing receivables related to this transaction amounting to $83.7 million and $82.4 million, respectively. Pursuant to the leases, as amended during the first quarter of 2022, the aggregate annual rental during 2022 on the acquired properties, which is payable to us on a monthly basis, amounts to approximately $5.7 million ($3.9 million related to Aiken and $1.8 million related to Canyon Creek). The portion of the lease payments that will be included in our consolidated statements of income, and reflected as interest income on financing leases, is expected to be approximately $5.5 million during the full year of 2022. Pursuant to the terms of the previous lease on the Inland Valley Campus of Southwest Healthcare System, we earned $4.5 million of lease revenue during the year ended December 31, 2021 ($2.6 million in base rental and $1.9 million in bonus rental).

The combined revenues generated from the leases on the three acute care and three behavioral health care hospital facilities leased to subsidiaries of UHS at March 31, 2022, accounted for approximately 27% of our consolidated revenues for the three months ended March 31, 2022.  The combined revenues generated from the leases on the three acute care and one behavioral health care hospital facilities leased to subsidiaries of UHS at March 31, 2021 accounted for approximately 26% of our consolidated revenues for the three months ended March 31, 2021. In addition to the six UHS hospital facilities, we have twenty properties consisting of MOBs (including one under construction) and FEDs that are either wholly or jointly-owned by us that include, or will include, tenants which are subsidiaries of UHS. The aggregate revenues generated from UHS-related tenants comprised approximately 41% and 36% of our consolidated revenues during the three-month periods ended March 31, 2022 and 2021, respectively.

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

The table below details the existing lease terms and renewal options for each of the hospital leases that are related to UHS as of March 31, 2022, consisting of three acute care hospitals and three behavioral health hospitals:

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

Upon the December 31, 2021 expiration of the lease on Wellington Regional Medical Center located in West Palm Beach, Florida, a wholly-owned subsidiary of UHS exercised its fair market value renewal option and renewed the lease for a 5-year term scheduled to expire on December 31, 2026.  Effective January 1, 2022, the annual fair market value lease rate for this hospital, which is payable to us monthly, is $6.3 million (there is no longer a bonus rental component of the lease payment). Beginning on January 1, 2023, and thereafter on each January 1st through 2026, the annual rent will increase by 2.50% on a cumulative and compounded basis.  Pursuant to the terms of the hospital’s previous lease, we earned aggregate lease revenue of $5.5 million during the year ended December 31, 2021, (consisting of $3.0 million of base rental and $2.5 million of bonus rental).

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

In January, 2022, we entered into a ground lease and master flex-lease agreement with a wholly-owned subsidiary of UHS with the intent to develop, construct and own the real property of Sierra Medical Plaza I, an MOB located in Reno, Nevada, consisting of approximately 86,000 rentable square feet. This MOB will be located on the campus of the Northern Nevada Sierra Medical Center, a newly constructed hospital that is owned and operated by a wholly-owned subsidiary of UHS, which was completed and opened during April of 2022. Construction of this MOB, for which we have engaged a non-related third party to act as construction manager, commenced in January, 2022 and is anticipated to be completed and opened during the first quarter of 2023. The cost of the MOB is estimated to be approximately $34 million. The master flex lease agreement, which is subject to reduction based upon the execution of third-party leases, is for approximately 68% of the rentable square feet of the MOB.

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

In May, 2021, we acquired the Fire Mesa office building located in Las Vegas, Nevada for a purchase price of approximately $12.9 million.  The building is 100% leased under the terms of a triple net lease by a wholly-owned subsidiary of UHS.  The initial lease is scheduled to expire on August 31, 2027 and has two five-year renewal options.  As discussed in Note 4, the acquisition of this office building is part of a series of planned tax deferred like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code, as amended.

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

We are the lessee on twelve ground leases with subsidiaries of UHS (for consolidated and unconsolidated investments). The remaining lease terms on the ground leases with subsidiaries of UHS range from approximately 27 years to approximately 76 years.  The annual aggregate lease payments on these properties are approximately $508,000 during each of the years ended 2022 through 2026, and an aggregate of $28.0 million thereafter. See Note 7 for additional lease accounting disclosure.

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of March 31, 2022 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time special compensation awards in the form of restricted stock and/or cash bonuses.

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

Our advisory fee for the three months ended March 31, 2022 and 2021, was computed at 0.70% of our average invested real estate assets, as derived from our condensed consolidated balance sheets.  Based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the advisory fee computation remained unchanged for 2022, as compared to the last three years. The average real estate assets for advisory fee calculation purposes exclude certain items from our condensed consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, lease receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Advisory fees incurred and paid (or payable) to UHS amounted to approximately $1.2 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively, and were based upon average invested real estate assets of $699 million and $607 million, respectively.

Share Ownership: As of March 31, 2022 and December 31, 2021, UHS owned 5.7% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from the UHS-related tenants comprised approximately 41% and 36% of our consolidated revenues during the three-month periods ended March 31, 2022 and 2021, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends and Equity Issuance Program

Dividends and dividend equivalents:

During the first quarter of 2022, we declared and paid dividends of approximately $9.7 million, or $.70 per share. We declared and paid dividends of approximately $9.6 million, or $.695 per share, during the first quarter of 2021.  Dividend equivalents, which are applicable to shares of unvested restricted stock, were accrued during the first quarter of 2022 and will be paid upon vesting of the restricted stock.

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

No shares were issued pursuant to this ATM equity program during the first quarter of 2022.  Pursuant to this ATM program, since the program commenced in the second quarter of 2020, we have issued 2,704 shares at an average price of $101.30 per share, which generated approximately $270,000 of net proceeds (net of approximately $4,000, consisting of compensation to BofA Securities, Inc.). Additionally, as of March 31, 2022, we have paid or incurred approximately $508,000 in various fees and expenses related to the commencement of our ATM program.

(4) Acquisitions and Divestitures

During the first quarter of 2022, we completed two transactions as described below utilizing qualified third-party intermediaries as part of a series of planned tax-deferred like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code, as amended.

Three Months Ended March 31, 2022:

Acquisitions:

In March, 2022, as a part of the series of planned tax-deferred like-kind exchange transactions, we acquired the Beaumont Heart and Vascular Center, a medical office building located in Dearborn, Michigan for a purchase price of approximately $5.4 million. The building, which has approximately 17,621 rentable square feet, is 100% leased to a single tenant under the terms of a triple-net lease that is scheduled to expire on November 30, 2026 and has lease escalations of 2.5% per year commencing on December 1, 2022.

In January, 2022, as a part of the series of planned tax-deferred like-kind exchange transactions, we acquired the 140 Thomas Johnson Drive medical office building located in Frederick, Maryland for a purchase price of approximately $8.0 million.  The building, which has approximately 20,146 rentable square feet, is 100% leased to three tenants under the terms of triple-net leases.  Approximately 72% of the rentable square feet of this MOB is leased pursuant to a 15-year lease, with a remaining lease term of approximately 14 years at the time of purchase, with three, five-year renewal options.

Divestitures:

There were no divestitures during the first three months of 2022.

Three Months Ended March 31, 2021:

Acquisitions:

There were no acquisitions during the first three months of 2021.

Divestitures:

There were no divestitures during the first three months of 2021.

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

At March 31, 2022, we have non-controlling equity investments or commitments in four jointly-owned LLCs/LPs which own MOBs. As of March 31, 2022 we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities which we are the primary beneficiary nor do we have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash funding is typically advanced as equity or member loans. These entities maintain property insurance on the properties.

During the fourth quarter of 2021, we purchased the 5% minority ownership interest, held by the third-party member in Grayson Properties, LP which owns the Texoma Medical Plaza, in which we previously held a noncontrolling majority ownership interest. As a result of this minority ownership purchase, we now own 100% of the LP and began to account for it on a consolidated basis effective November 1, 2021.  Prior to November 1, 2021, the LP was accounted for on an unconsolidated basis pursuant to the equity method.

The following property table represents the four LLCs/LPs in which we owned a non-controlling interest and were accounted for under the equity method as of March 31, 2022:

Name of LLC/LP	Ownership	Property Owned by LLC/LP
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)(b.)	74%	Mid Coast Hospital MOB
FTX MOB Phase II (c.)	95%	Forney Medical Plaza II
Grayson Properties II (d.)(e.)	95%	Texoma Medical Plaza II

(a.)	This LLC has a third-party term loan of $8.9 million, which is non-recourse to us, outstanding as of March 31, 2022.
(b.)	We are the lessee with a third party on a ground lease for land.
(c.)

During the first quarter of 2021, this LP paid off its $4.7 million mortgage loan, upon maturity, utilizing pro rata equity contributions from the limited partners as well as a $3.5 million member loan from us to the LP which was funded utilizing borrowings from our revolving credit agreement.

(d.)

Construction of this MOB was substantially completed in December, 2020. This MOB is located in Denison, Texas on the campus of a hospital owned and operated by a wholly-owned subsidiary of UHS. We have committed to invest up to $4.8 million in equity and debt financing, $1.8 million of which has been funded as of March 31, 2022. This LP entered into a $13.1 million third-party construction loan commitment, which is non-recourse to us, which has an outstanding balance of $13.1 million as of March 31, 2022.  The LP developed, constructed, owns and operates the Texoma II Medical Plaza.

(e.)	We are the lessee with a UHS-related party for the land related to this property.

Below are the condensed combined statements of income (unaudited) for the four LLCs/LPs accounted for under the equity method at March 31, 2022 and the five LLCs/LPs accounted for under the equity method at March 31, 2021.  The data for the three months ended March 31, 2021 includes financial results for the above-mentioned Texoma Medical Plaza in which we purchased the minority ownership interest during the fourth quarter of 2021.

	Three Months Ended March 31,
	2022	2021
	(amounts in thousands)
Revenues	$1,930	$2,788
Operating expenses	726	1,107
Depreciation and amortization	460	521
Interest, net	262	431
Net income	$482	$729
Our share of net income	$252	$471

Below are the condensed combined balance sheets (unaudited) for the four above-mentioned LLCs/LPs that were accounted for under the equity method as of March 31, 2021 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(amounts in thousands)
Net property, including construction in progress	$30,566	$30,983
Other assets (a.)	4,320	4,574
Total assets	$34,886	$35,557

Other liabilities (a.)	$2,414	$2,797
Mortgage notes payable, non-recourse to us	22,000	22,068
Advances payable to us (b.)	3,500	3,500
Equity	6,972	7,192
Total liabilities and equity	$34,886	$35,557

Investments in and advances to LLCs before amounts included in
accrued expenses and other liabilities	$9,960	$10,139
Amounts included in accrued expenses and other liabilities	(1,764)	(1,784)
Our share of equity in LLCs, net	$8,196	$8,355

(a.)

Other assets and other liabilities as of both March 31, 2022 and December 31, 2021 include approximately $656,000 of right-of-use land assets and right-of-use land liabilities related to ground leases whereby the LLC/LP is the lessee, with third party lessors, including subsidiaries of UHS.

(b.)	Consists of a 7.25% member loan to FTX MOB Phase II, LP with a maturity date of March 1, 2023.

As of March 31, 2022, and December 31, 2021, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs/LPs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

	Mortgage Loan Balance (a.)
Name of LLC/LP	3/31/2022	12/31/2021	Maturity Date
Brunswick Associates (2.80% fixed rate mortgage loan)	8,925	8,993	December, 2030
Grayson Properties II (3.70% fixed rate construction loan) (b.)	13,075	13,075	June, 2025
	$22,000	$22,068
(a.)	All mortgage loans require monthly principal payments through maturity and include a balloon principal payment upon maturity.
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

Based on the Q&A, an entity is not required to account for all lease concessions related to the effects of the COVID-19 pandemic under one elected option, however, the entity is required to apply the elected option consistently to leases with similar characteristics and in similar circumstances. The COVID-19 pandemic did not start to adversely impact the economic conditions in the United States until late March 2020 and did not have a material effect on our operations or financial results during the three months ended March 31, 2022 or the year ended December 31, 2021.

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

As Lessor:

We lease most of our operating properties to customers under agreements that are typically classified as operating leases (as noted below, two of our leases are accounted for as financing arrangements effective on December 31, 2021). We recognize the total minimum lease payments provided for under the operating leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from our customers. We record amounts reimbursed by customers in the period that the applicable expenses are incurred, which is generally ratably throughout the term of the lease.  We have elected the package of practical expedients that allows lessors to not separate lease and non-lease components by class of underlying asset. This practical expedient allowed us to not separate expenses reimbursed by our customers (“tenant reimbursements”) from the associated rental revenue if certain criteria were met.  We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated tenant reimbursements are the same, and for the leases that qualify as operating leases, we accounted for and presented rental revenue and tenant reimbursements as a single component under Lease revenue in our consolidated statements of income for the three months ended March 31, 2022 and 2021.

On December 31, 2021, as a result of the asset purchase and sale transaction with UHS, as amended during the first quarter of 2022, the real estate assets of two wholly-owned subsidiaries of UHS were transferred to us (Aiken and Canyon Creek).  As discussed in Note 2, these assets are accounted for as financing arrangements and our consolidated balance sheets at March 31, 2022 and December 31, 2021 reflect financing receivables related to this transaction amounting to $83.7 million and $82.4 million, respectively. Pursuant to the leases, as amended during the first quarter of 2022, the aggregate annual rental during 2022 on the acquired properties, which is payable to us on a monthly basis, amounts to approximately $5.7 million ($3.9 million related to Aiken and $1.8 million related to Canyon Creek).  The portion of these lease payments that will be included in our consolidated statements of income, and reflected as interest income on financing leases, is expected to be approximately $5.5 million during the full year of 2022. Lease revenue will not be impacted by the lease payments received related to these two properties.

The components of the “Lease revenue – UHS facilities” and “Lease revenue – Non-related parties” captions for the three month periods ended March 31, 2022 and 2021 are disaggregated below (in thousands). Base rents are primarily stated rent amounts provided for under the leases that are recognized on a straight-line basis over the term of the lease. Bonus rents and tenant reimbursements represent amounts where tenants are contractually obligated to pay an amount that is variable in nature.

	Three Months Ended
	March 31,
	2022	2021
UHS facilities:
Base rents	$6,089	$5,146
Bonus rents (a.)	678	1,695
Tenant reimbursements	659	291
Lease revenue - UHS facilities	$7,426	$7,132

Non-related parties:
Base rents	10,135	10,505
Tenant reimbursements	2,760	2,587
Lease revenue - Non-related parties	$12,895	$13,092

(a.) Includes bonus rental on McAllen Medical Center, a UHS acute care hospital facility of $678 for the three-month period ended March 31, 2022 and includes bonus rental on three UHS acute care hospital facilities of $1,695 for the three-month period ended March 31, 2021.Please see disclosure above surrounding the December 31, 2021 asset purchase and sale transaction with UHS.

Disclosures Related to Certain Facilities:

Wellington Regional Medical Center:

Upon the December 31, 2021 expiration of the lease on this acute care hospital located in West Palm Beach, Florida, a wholly-owned subsidiary of UHS exercised its fair market value renewal option and renewed the lease for a 5-year term scheduled to expire on December 31, 2026.  Effective January 1, 2022, the annual fair market value lease rate for this hospital, which is payable to us monthly, is $6.3 million (there is no longer a bonus rental component of the lease payment). Beginning on January 1, 2023, and thereafter on each January 1st through 2026, the annual rent will increase by 2.50% on a cumulative and compounded basis. Pursuant to the terms of the renewed lease at fair market value, we earned lease revenue of $1.7 million during the three-month period ended March 31, 2022.   Pursuant to the hospital’s previous lease, we earned aggregate lease revenue of $1.3 million during the three-month period ended March 31, 2021 (consisting of approximately $757,000 of base rental and approximately $568,000 of bonus rental) and of $5.5 million during the year ended December 31, 2021, (consisting of $3.0 million of base rental and $2.5 million of bonus rental).

Asset Purchase and Sale Agreement with UHS on December 31, 2021:

As previously disclosed on Form 8-K as filed on January 4, 2022, on December 31, 2021, we entered into an asset purchase and sale agreement with UHS and certain of its affiliates. Pursuant to the terms of the asset purchase and sale agreement, which was amended during the first quarter of 2022, a wholly-owned subsidiary of UHS purchased from us the real estate assets of the Inland Valley Campus of Southwest Healthcare System (at its fair market value of $79.6 million), and two wholly-owned subsidiaries of UHS transferred to us the real estate assets of Aiken Regional Medical Center (at its fair market value of $57.7 million) and Canyon Creek Behavioral Health (at its fair market value of $26.0 million).  In connection with this transaction, since the $83.7 million aggregate fair market value of Aiken Regional Medical Center (“Aiken”) located in Aiken, South Carolina, and Canyon Creek Behavioral Health (“Canyon Creek”) located in Temple, Texas, exceeded the $79.6 million fair market value of Inland Valley Campus of Southwest Healthcare System, we paid approximately $4.1 million in cash to UHS. Aiken Regional Medical Center includes an acute care hospital and a behavioral health pavilion.

The properties acquired by us in connection with the asset purchase and sale agreement with UHS were accounted for as financing arrangements and our consolidated balance sheets as of March 31, 2022 and December 31, 2021 include financing receivables related to this transaction amounting to $83.7 million and $82.4 million, respectively. Pursuant to the leases, as amended, the aggregate annual rental during 2022 on the acquired properties, which is payable to us on a monthly basis, amounts to approximately $5.7 million ($3.9 million related to Aiken and $1.8 million related to Canyon Creek). The portion of the lease payments that will be included in our consolidated statements of income, and reflected as interest income on financing leases, is expected to be approximately $5.5 million during the full year of 2022. Pursuant to the terms of the previous lease on the Inland Valley Campus of Southwest Healthcare System, we earned $4.5 million of lease revenue during the year ended December 31, 2021 ($2.6 million in base rental and $1.9 million in bonus rental).

PeaceHealth Medical Clinic:

In July, 2021, the lease on the PeaceHealth Medical Clinic, an MOB located in Bellingham, Washington was renewed for an additional seven year term, extending the scheduled expiration date to January 31, 2029. The renewed lease commenced on January 1, 2022. The tenant also has two additional five-year renewal terms.  Additionally, the tenant has the right of first offer to purchase the property if the property is marketed by us; and the tenant has an option to purchase the property at the end of the lease term at the then fair market value.  Pursuant to the terms of the lease on the PeaceHealth Medical Clinic, we earned approximately $734,000 of lease revenue during the three-month period ended March 31, 2022 and $644,000 of lease revenue during the three-month period ended March 31, 2021.

Vacancies – Specialty Hospitals:

As previously disclosed, the lease on the specialty hospital located in Chicago, Illinois, expired on December 31, 2021 and the facility is currently vacant.  During the first quarter of 2021, we earned $390,000 of lease revenue in connection with this property. The operating expenses incurred by us in connection with this facility during the first quarter of 2022 were $494,000. Prior to 2022, the former tenant was responsible for the operating expenses on this facility. Pursuant to the terms of the lease that expired in December, 2021, we earned approximately $1.6 million of lease revenue during the 2021 full year.

The leases on two specialty hospital facilities, located in Evansville, Indiana, and Corpus Christi, Texas, expired on May 31, 2019 and June 1, 2019, respectively. The hospital located in Evansville, Indiana, has remained vacant since September 30, 2019 and the hospital located in Corpus Christi, Texas, has remained vacant since June 1, 2019.

We estimate that the aggregate operating expenses for the three vacant specialty facilities, including the facility located in Chicago, Illinois, as well as the facilities located in Evansville, Indiana, and Corpus Christi, Texas, will approximate $1.9 million during the remaining nine months of 2022. Future operating expenses related to these facilities will be incurred by us during the time they remain owned and vacant.  We continue to market these specialty facilities to potential interested parties. However, should these properties continue to remain vacant for an extended period of time, or should we incur substantial renovation costs to make the properties suitable for other operators/tenants, our future results of operations could be materially unfavorably impacted.

 As Lessee:

We are the lessee with various third parties, including subsidiaries of UHS, in connection with ground leases for land at fourteen of our consolidated properties. Our right-of-use land assets represent our right to use the land for the lease term and our lease liabilities represent our obligation to make lease payments arising from the leases. Right-of-use assets and lease liabilities were recognized upon adoption of Topic 842 based on the present value of lease payments over the lease term. We utilized our estimated incremental borrowing rate, which was derived from information available as of January 1, 2019, in determining the present value of lease payments. A right-of-use asset and lease liability are not recognized for leases with an initial term of 12 months or less, as these short-term leases are accounted for similarly to previous guidance for operating leases.  We do not currently have any ground leases with an initial term of 12 months or less. As of March 31, 2022, our condensed consolidated balance sheet includes right-of-use land assets of approximately $11.5 million and ground lease liabilities of approximately $11.5 million. There were no newly leased assets for which a right-of-use asset was recorded in exchange for a new lease liability during the three months ended March 31, 2022.

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

Borrowings under the Credit Agreement will bear interest annually at a rate equal to, at our option, at either LIBOR (for one, three, or six months) or the Base Rate, plus in either case, a specified margin depending on our ratio of debt to total capital, as determined by the formula set forth in the Credit Agreement. The applicable margin ranges from 1.10% to 1.35% for LIBOR loans and 0.10% to 0.35% for Base Rate loans. The initial applicable margin is 1.25% for LIBOR loans and 0.25% for Base Rate loans. The Credit Agreement defines “Base Rate” as the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 1/2 of 1% and (c) one month LIBOR plus 1%. The Trust will also pay a quarterly revolving facility fee ranging from 0.15% to 0.35% (depending on the Trust’s ratio of debt to asset value) on the revolving committed amount of the Credit Agreement. The Credit Agreement also provides for options to extend the maturity date and borrowing availability for two additional six-month periods.

The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At March 31, 2022, the applicable margin over the LIBOR rate was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%.

At March 31, 2022, we had $275.1 million of outstanding borrowings and $3.2 million of letters of credit outstanding under our Credit Agreement.  We had $96.7 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of March 31, 2022. There are no compensating balance requirements. At December 31, 2021, we had $271.9 million of outstanding borrowings, $3.2 million of outstanding letters of credit and $99.9 million of available borrowing capacity.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts then outstanding under the Credit Agreement. We are in compliance with all of the covenants in the Credit Agreement at March 31, 2022 and were in compliance with all of the covenants in the Credit Agreement at December 31, 2021. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	March 31, 2022	December 31, 2021
Tangible net worth	> =$125,000	$225,799	$225,355
Total leverage	< 60%	42.4%	43.1%
Secured leverage	< 30%	7.2%	7.4%
Unencumbered leverage	< 60%	41.3%	41.9%
Fixed charge coverage	> 1.50x	4.8x	4.8x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of March 31, 2022 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan (b.)	$5,152	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan (c.)	5,222	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan (c.)	4,316	3.62%	January, 2023
2704 North Tenaya Way fixed rate mortgage loan	6,377	4.95%	November, 2023
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	12,745	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	2,190	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	8,401	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	12,213	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	56,616
Less net financing fees	(348)
Plus net debt premium	78
Total mortgages notes payable, non-recourse to us, net	$56,346

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)	This loan is scheduled to mature in the second quarter of 2022, at which time we intend on paying off the remaining principal balance utilizing borrowings under our Credit Agreement.
(c.)	This loan is scheduled to mature within the next twelve months, at which time we will decide whether to refinance pursuant to a new mortgage loan or by utilizing borrowings under our Credit Agreement.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of March 31, 2022 had a combined fair value of approximately $57.0 million.  At December 31, 2021, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The combined outstanding balance of these various mortgages at December 31, 2021 was $57.2 million and had a combined fair value of approximately $59.4 million. The fair value of our debt was computed based upon quotes received from financial institutions.  We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosure in connection with debt instruments.  Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At March 31, 2022, the fair value of our interest rate swaps was a net asset of $6.8 million which is included in deferred charges and other assets on the accompanying condensed consolidated balance sheet. During the first quarter of 2022, we paid or accrued approximately $289,000 to the counterparty by us, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. From inception of the swap agreements through March

31, 2022 we paid or accrued approximately $2.2 million in net payments made to the counterparty by us pursuant to the terms of the swap (consisting of approximately $199,000 in payments or accruals made to us by the counterparty, offset by approximately $2.4 million of payments due to the counterparty from us).  Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity.  Amounts are classified from AOCI to the income statement in the period or periods the hedged transaction affects earnings.  We do not expect any gains or losses on our interest rate swaps to be reclassified to earnings in the next twelve months.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities currently including acute care hospitals, behavioral health care hospitals, specialty facilities, free-standing emergency departments, childcare centers and medical/office buildings. As of May 1, 2022, we have seventy-six real estate investments or commitments located in twenty-one states consisting of:

•	six hospital facilities consisting of three acute care hospitals and three behavioral health care hospitals;
•	four free-standing emergency departments (“FEDs”);
•	fifty-nine medical/office buildings, including four owned by unconsolidated limited liability companies (“LLCs”)/limited liability partnerships (“LPs”);
•	four preschool and childcare centers, and;
•	three specialty facilities that are currently vacant.

Forward Looking Statements and Certain Risk Factors

You should carefully review all of the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. This Quarterly Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks described elsewhere herein and in our Annual Report on Form 10-K for the year ended December 31, 2021 in Item 1A Risk Factors and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements and in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements and Risk Factors, as included herein. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•

Future operations and financial results of our tenants, and in turn ours, will likely be materially impacted by numerous factors and future developments related to COVID-19.  Such factors and developments include, but are not limited to, the length of time and severity of the spread of the pandemic; the volume of cancelled or rescheduled elective procedures and the volume of COVID-19 patients treated by the operators of our hospitals and other healthcare facilities; measures our tenants are taking to respond to the COVID-19 pandemic; the impact of government and administrative regulation, including travel bans and restrictions, shelter-in-place or stay-at-home orders, quarantines, the promotion of social distancing, business shutdowns and limitations on business activity; vaccine requirements; changes in patient volumes at our tenants’ hospitals and other healthcare facilities due to patients’ general concerns related to the risk of contracting COVID-19 from interacting with the healthcare system; changes in patient volumes and payer mix caused by deteriorating macroeconomic conditions (including increases in uninsured and underinsured patients as the result of business closings and layoffs); potential disruptions to clinical staffing and shortages and disruptions related to supplies required for our tenants’ employees and patients, including equipment, pharmaceuticals and medical supplies, potential increases to expenses incurred by our tenants related to staffing, supply chain or other expenditures; the impact of our indebtedness and the ability to refinance such indebtedness on acceptable terms; disruptions in the financial markets and the business of financial institutions as the result of the COVID-19 pandemic which could impact our ability to access capital or increase associated borrowing costs; and changes in general economic conditions nationally and regionally in the markets our properties are located resulting from the COVID-19 pandemic, including higher sustained rates of unemployment and underemployment levels and reduced consumer spending and confidence. The nationwide shortage of nurses and other clinical staff and support personnel has been a significant operating issues facing our healthcare provider tenants, including UHS. In some areas, the labor scarcity is putting a strain on the resources of our tenants and their staff, which has required them to utilize higher-cost temporary labor and pay premiums above standard compensation for essential workers. In addition to significantly increasing the labor cost of our tenants, the healthcare staffing shortage could also require the operators of our hospital facilities to limit the services provided which would have an adverse effect on their operating revenues. There may be significant declines in future bonus rental revenue earned on one acute care hospital leased to a subsidiary of UHS to the extent that the hospital experiences significant declines in patient volumes and revenues. These factors may result in the inability or unwillingness on the part of some of our tenants to make timely payment of their rent to us at current levels or to seek to amend or terminate their leases which, in turn, would have an adverse effect on our occupancy levels and our revenue and cash flow and the value of our properties, and potentially, our ability to maintain our dividend at current levels.

•

Due to COVID-19 restrictions and its impact on the economy, we may experience a decrease in prospective tenants which could unfavorably impact the volume of new leases, as well as the renewal rate of existing leases. The COVID-19 pandemic may delay our construction projects which could result in increased costs and delay the timing of opening and rental payments from those projects, although no such delays have yet occurred. The COVID-19 pandemic could also impact our indebtedness and the ability to refinance such indebtedness on acceptable terms, as well as risks associated with disruptions in the financial markets and the business of financial institutions as the result of the COVID-19 pandemic which could impact us from a financing perspective; and changes in general economic conditions nationally and regionally in the markets our properties are located resulting from the COVID-19 pandemic. Although COVID-19 has not previously had a material adverse impact on our financial results, we are not able to quantify the impact that these factors could have on our future financial results and therefore can provide no assurance that developments related to the COVID-19 pandemic will not have a material adverse impact on our future financial results.

•

The Centers for Medicare and Medicaid Services (“CMS”) issued an Interim Final Rule (“IFR”) effective November 5, 2021 mandating COVID-19 vaccinations for all applicable staff at all Medicare and Medicaid certified facilities. Under the IFR, facilities covered by this regulation must establish a policy ensuring all eligible staff have received the first dose of a two-dose COVID-19 vaccine or a one-dose COVID-19 vaccine prior to providing any care, treatment, or other services by December 5, 2021. All eligible staff must have received the necessary shots to be fully vaccinated – either two doses of Pfizer or Moderna or one dose of Johnson & Johnson – by January 4, 2022. The regulation also provides for exemptions based on recognized medical conditions or religious beliefs, observances, or practices. Under the IFR, facilities must develop a similar process or plan for permitting exemptions in alignment with federal law. If facilities fail to comply with the IFR by the deadlines established, they are subject to potential termination from the Medicare and Medicaid program for non-compliance.  In addition, the Occupational Safety and Health Administration also issued an Emergency Temporary Standard (“ETS”) requiring all businesses with 100 or more employees to be vaccinated by January 4, 2022.  Pursuant to the ETS, those employees not vaccinated by that date will need to show a negative COVID-19 test weekly and wear a face mask in the workplace.  Legal challenges to these rules ensued, and the U.S. Supreme Court has upheld a stay of the ETS requirements but permitted the IFR vaccination requirements to go into effect pending additional litigation. CMS has indicated that hospitals in states not involved in the Supreme Court litigation are expected to be in compliance with IFR vaccination requirements consistent with the dates referenced above. Hospitals in states that were involved in the Supreme Court litigation must now come into compliance with second dose requirements by March 15, 2022.  Hospitals in Texas must come into compliance with second dose requirements by March 21, 2022 due to the recent termination of separate litigation there.  We cannot predict at this time the potential viability or impact of any such additional litigation on us or the operators of our facilities. Implementation of these rules could have an impact on staffing at the operators of our facilities for those employees that are not vaccinated in accordance with IFR and ETS requirements, and associated loss of revenues and increased costs resulting from staffing issues could have a material adverse effect on our financial results or those of the operators.

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

•

A substantial portion of our revenues are dependent upon one operator, UHS, which comprised approximately 41% and 36% of our consolidated revenues for the three-month periods ended March 31, 2022 and 2021, respectively. As previously disclosed, on December 31, 2021, a wholly-owned subsidiary of UHS purchased the real estate assets of Inland Valley

Campus of Southwest Healthcare System from us and in exchange, transferred the real estate assets of Aiken Regional Medical Center and Canyon Creek Behavioral Health to us.  These transactions were approved by the Independent Trustees of our Board, as well as the UHS Board of Directors. The aggregate annual rental revenue during 2022 pursuant to the leases for the two facilities transferred to us is approximately $5.7 million; there is no bonus rent component applicable to either of these leases.   Pursuant to the terms of the lease on the Inland Valley Campus, we earned $4.5 million of lease revenue during year ended December 31, 2021 ($2.6 million in base rental and $1.9 million in bonus rental). Please see Note 7 to the condensed consolidated financial statements - Lease Accounting, for additional information related to this asset purchase and sale transaction between us and UHS.

•

We cannot assure you that subsidiaries of UHS will renew the leases on the hospital facilities and free-standing emergency departments, upon the scheduled expirations of the existing lease terms. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital facilities and FEDs, and do not enter into a substitution arrangement upon expiration of the lease terms or otherwise, our future revenues and results of operations could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to these leases. Please see Note 7 to the consolidated financial statements - Lease Accounting, for additional information related to a lease renewal between us and Wellington Regional Medical Center, a wholly-owned subsidiary of UHS.

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
•

Lost revenues resulting from the exercise of purchase options, lease expirations and renewals and other transactions (see Note 7 to the condensed consolidated financial statements – Lease Accounting for additional disclosure related to lease expirations and subsequent vacancies that occurred during the second and third quarters of 2019 and the fourth quarter of 2021 on three specialty hospital facilities).

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
•

The outcome and effects of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, UHS or the other operators of our facilities. UHS and its subsidiaries are subject to legal actions, purported shareholder class actions and shareholder derivative cases, governmental investigations and regulatory actions and the effects of adverse publicity relating to such matters. Since UHS comprised approximately 41% of our consolidated revenues during the three months ended March 31, 2022, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-Q and 10-K, as publicly filed with the Securities and Exchange Commission. Those filings are the sole responsibility of UHS and are not incorporated by reference herein.

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

•

Competition for properties includes, but is not limited to, other REITs, private investors and firms, banks and other companies, including UHS.  In addition, we may face competition from other REITs for our tenants.

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

Financing Assets:   As discussed in Note 2 – Relationship with UHS and Related Party Transactions, on December 31, 2021 we entered into an asset purchase and sale agreement with UHS and certain of its affiliates. Pursuant to the agreement, which was amended during the first quarter of 2022, UHS purchased from us the real estate assets of the Inland Valley Campus of Southwest Healthcare System (“Inland Valley”) and transferred to us the real estate assets of Aiken Regional Medical Center (“Aiken”) and Canyon Creek Behavioral Health (“Canyon Creek”). In connection with this transaction, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases (with us as lessor), as amended during the first quarter of 2022, for initial lease terms of approximately twelve years, ending on December 31, 2033. As a result of UHS’ purchase option within the lease agreements of Aiken and Canyon Creek, the transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction with UHS as a financing arrangement. A portion of the monthly lease payment to us from UHS will be recorded to interest income based upon an imputed interest rate and the remainder will reduce the outstanding financing receivable.  In connection with this transaction, our Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, reflect financing receivables of $83.7 million and $82.4 million, respectively. As of March 31, 2022 there are no indicators of impairment and the financing receivable will be assessed for recoverability in accordance with our asset impairment policy.

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

Results of Operations

During the three-month period ended March 31, 2022, net income was $5.4 million, as compared to $5.6 million during the first quarter of 2021.  The $181,000 decrease was attributable to:

•

a decrease of $884,000 related to a vacant specialty hospital located in Chicago, Illinois, on which, as discussed in Note 7 to the consolidated financial statements, the lease expired on December 31, 2021;

•	a net increase of $431,000 resulting from the asset purchase and sale agreement with UHS that occurred on December 31, 2021, as discussed in Note 7 to the consolidated financial statements;
•

an increase of $335,000 resulting from the impact of the fair market value lease renewal on Wellington Regional Medical Center, which became effective on January 1, 2022, as discussed in Note 7 to the consolidated financial statements, and;

•	$63,000 of other combined net decreases.

Revenues increased $1.5 million to $22.2 million during the three-month period ended March 31, 2022, as compared to $20.7 million during the first quarter of 2021. The increase during the first quarter of 2022, as compared to the first quarter of 2021, was due to: (i) a $919,000 increase due to the recording on a consolidated basis of Grayson Properties, LP (effective as of November 1, 2021 as discussed in Note 5 to the consolidated financial statements), resulting from our purchase of the 5% minority ownership interest in the entity; (ii) a $335,000 increase resulting from the fair market value lease renewal on Wellington Regional Medical Center, which became effective on January 1, 2022; (iii) a $253,000 net increase resulting from the December 31, 2021 asset purchase and sale agreement with UHS whereby we divested the real estate assets of the Inland Valley Campus of Southwest Healthcare System and acquired the real estate assets of Aiken Regional Medical Center and Canyon Creek Behavioral Health; (iv) a $359,000 aggregate net increase generated at various properties, including the impact of acquisitions and divestitures, partially offset by; (v) a $390,000 decrease resulting from the December 31, 2021 lease expiration on the specialty hospital located in Chicago, Illinois. Although our revenues and expenses increased during the first quarter of 2022, as compared to the first quarter of 2021, resulting from the recording of Grayson Properties, LP on a consolidated basis effective as of November 1, 2021, there was no significant impact on our net income resulting from the change from the unconsolidated/equity method basis.

Included in our other operating expenses are expenses related to the consolidated medical office buildings and three vacant specialty facilities. Other operating expenses totaled $6.0 million and $4.8 million for the three-month periods ended March 31, 2022 and 2021, respectively. The $1.2 million increase in our other operating expenses during the first quarter of 2022, as compared to the first quarter of 2021, was due primarily to $494,000 of operating expenses incurred during the first quarter of 2022 at a vacant specialty facility located in Chicago, Illinois, on which the lease expired on December 31, 2021 (the operating expenses for this facility were the tenant’s responsibility through the lease expiration date) and $452,000 of other operating expenses recorded during the first quarter of 2022 in connection with Grayson Properties, LP, which as discussed above, was recorded on a consolidated basis effective as of November 1, 2021. A large portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants either directly as tenant reimbursements of common area maintenance expenses or included in base rental amounts. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as lease revenue in our condensed consolidated statements of income.

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

Below is a reconciliation of our reported net income to FFO for the three-month periods ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income	$5,405	$5,586
Depreciation and amortization expense on consolidated Investments	6,709	6,787
Depreciation and amortization expense on unconsolidated Affiliates	295	362
Funds From Operations	$12,409	$12,735
Weighted average number of shares outstanding – Diluted	13,785	13,771
Funds From Operations per diluted share	$0.90	$0.92

Our FFO decreased $326,000, or $.02 per diluted share, during the first quarter of 2022, as compared to the first quarter of 2021.  The net decrease was primarily due to: (i) the decrease in net income of $181,000, or $.02 per diluted share, as discussed above, and; (ii) a $145,000 decrease in depreciation and amortization expense incurred on our consolidated and unconsolidated affiliates.

Other Operating Results

Interest Expense:

As reflected in the schedule below, interest expense was $2.2 million and $2.1 million during the three-month periods ended March 31, 2022 and 2021, respectively (amounts in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Revolving credit agreement	$1,168	$967
Mortgage interest	612	635
Interest rate swaps expense, net (a.)	287	309
Amortization of financing fees	178	216
Amortization of fair value of debt	(13)	(13)
Capitalized interest on major projects	(21)	-
Other interest	11	19
Interest expense, net	$2,222	$2,133

(a.)	Represents interest paid by us to the counterparties pursuant to three interest rate SWAPs with a combined notional amount of $140 million.

Interest expense increased by $89,000 during the three-month period ended March 31, 2022, as compared to the comparable quarter of 2021, due primarily to: (i) a $201,000 increase in the interest expense on our revolving credit agreement primarily resulting from an increase in our average outstanding borrowings ($270.2 million during the three months ended March 31, 2022 as compared to $239.2 million in the comparable quarter of 2021) as well as an increase in our average cost of borrowings pursuant to our revolving credit agreement (1.76% average effective rate during the first quarter of 2022, as compared to 1.64% average effective rate during the comparable quarter of 2021), partially offset by; (ii) a $38,000 decrease in amortization of financing fees and fair value of debt; (iii) a $22,000 decrease in interest rate swap expense; (iv) a $21,000 decrease due to an increase in capitalized interest on a major project; (v) a $23,000 decrease in mortgage interest expense, and; (vi) $8,000 of other combined net decreases in interest expense.

Disclosures Related to Certain Facilities

Please refer to Note 7 to the consolidated financial statements - Lease Accounting, for additional information regarding certain of our hospital facilities including Wellington Regional Medical Center; Aiken Regional Medical Center; Canyon Creek Behavioral Health; Evansville, Indiana; Corpus Christi, Texas; Chicago, Illinois, and; PeaceHealth Medical Clinic.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $11.7 million during the three-month period ended March 31, 2022 as compared to $11.3 million during the comparable period of 2021. The $454,000 million net increase was attributable to:

•

an unfavorable change of $312,000 due to a decrease in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization related to above/below market leases, amortization of debt premium, amortization of deferred financing costs and stock-based compensation), as discussed above;

•	an unfavorable change of $81,000 in lease receivable;
•	a favorable change of $489,000 in tenant reserves, deposits and deferred and prepaid rents;
•	an unfavorable change of $117,000 in leasing costs paid, and;
•	other combined net favorable change of $475,000, resulting primarily from the timing of deposits made on acquisitions and prepaid expense payments.

Net cash used in investing activities

Net cash used in investing activities was $18.3 million during the first three months of 2022 as compared to $12.2 million during the first three months of 2021.

During the three-month period ended March 31, 2022 we funded: (i) $13.6 million, including transaction costs, on the acquisitions of the Beaumont Heart and Vascular Center in March, 2022, and; the 140 Thomas Johnson Drive medical office building in January, 2022, as discussed in Note 4 to the consolidated financial statements–Acquisitions and Divestitures; (ii) $3.5 million in additions to real estate investments including construction costs related to the Sierra Medical Plaza I medical office building located in Reno, Nevada, that is scheduled to be completed during the first quarter of 2023, as well as tenant improvements at various MOBs, and; (iii) $1.3 million as part of the asset purchase and sale agreement with UHS, as discussed in Note 2 to the consolidated financial statements-Relationship with UHS and Related Party Transactions. In addition, during the three-months ended March 31, 2022, we received approximately $160,000 of cash in excess of income from LLCs.

During the three-month period ended March 31, 2021 we funded: (i) $7.0 million in additions to real estate investments including construction costs related to Clive Behavioral Health, a newly constructed behavioral health hospital that was substantially completed in late December, 2020, as well as tenant improvements at various MOBs; (ii) $3.5 million in a member loan to an unconsolidated LP; (iii) $200,000 deposit on a real estate acquisition, and; (iv) $1.5 million in equity investments in unconsolidated LLCs.

Net cash (used in)/ provided by financing activities

Net cash used in financing activities was $7.0 million during the three months ended March 31, 2022, as compared to $1.4 million of cash provided by financing activities during the three months ended March 31, 2021.

During the three-month period ended March 31, 2022, we paid: (i) $536,000 on mortgage notes payable that are non-recourse to us; (ii) $26,000 of financing costs related to the revolving credit agreement, and; (iii) $9.7 million of dividends. Additionally, during the three months ended March 31, 2022, we received: (i) $3.2 million of net borrowings on our revolving credit agreement, and; (ii) $55,000 of net cash from the issuance of shares of beneficial interest.

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

During 2020, we commenced an at-the-market (“ATM”) equity issuance program, pursuant to the terms of which we may sell, from time-to-time, common shares of our beneficial interest up to an aggregate sales price of $100 million to or through our agent banks. No shares were issued pursuant to this ATM equity program during the first three months of 2022 and no shares were issued pursuant to this ATM equity program during the year ended December 31, 2021.

Additional cash flow and dividends paid information for the three-month periods ended March 31, 2022 and 2021:

As indicated on our condensed consolidated statement of cash flows, we generated net cash provided by operating activities of $11.7 million and $11.3 million during the three-month periods ended March 31, 2022 and 2021, respectively. As also indicated on our statement of cash flows, non-cash expenses including depreciation and amortization expense, amortization related to above/below market leases, amortization of debt premium, amortization of deferred financing costs and stock-based compensation expense are the primary differences between our net income and net cash provided by operating activities during each period.

We declared and paid dividends of $9.7 million and $9.6 million during the three-month periods ended March 31, 2022 and 2021, respectively. During the first three months of 2022, the $11.7 million of net cash provided by operating activities was approximately $2.0 million greater than the $9.7 million of dividends paid during the first three months of 2022. During the first three months of 2021, the $11.3 million of net cash provided by operating activities was approximately $1.7 million greater than the $9.6 million of dividends paid during the first three months of 2021.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the three months ended March 31, 2022 and 2021.  From time to time, various other sources and uses of cash may include items such as investments and advances made to/from LLCs, additions to real estate investments, acquisitions/divestiture of properties, net borrowings/repayments of debt, and proceeds generated from the issuance of equity. Therefore, in any given period, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties. Rather, our dividends as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our $375 million revolving credit agreement (which had $96.7 million of available borrowing capacity, net of outstanding borrowings and letters of credit as of March 31, 2022); (ii) borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our consolidated and unconsolidated LLCs/LPs; (iii) the issuance of equity pursuant to our ATM program, and/or; (iv) the issuance of other long-term debt.

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

Borrowings under the Credit Agreement will bear interest annually at a rate equal to, at our option, at either LIBOR (for one, three, or six months) or the Base Rate, plus in either case, a specified margin depending on our ratio of debt to total capital, as determined by the formula set forth in the Credit Agreement. The applicable margin ranges from 1.10% to 1.35% for LIBOR loans and 0.10% to 0.35% for Base Rate loans. The initial applicable margin is 1.25% for LIBOR loans and 0.25% for Base Rate loans. The Credit Agreement defines “Base Rate” as the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 1/2 of 1% and (c) one month LIBOR plus 1%. The Trust will also pay a quarterly revolving facility fee ranging from 0.15% to 0.35% (depending on the Trust’s ratio of debt to asset value) on the revolving committed amount of the Credit Agreement. The Credit Agreement also provides for options to extend the maturity date and borrowing availability for two additional six-month periods.

The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At March 31, 2022, the applicable margin over the LIBOR rate was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%.

At March 31, 2022, we had $275.1 million of outstanding borrowings and $3.2 million of letters of credit outstanding under our Credit Agreement.  We had $96.7 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of March 31, 2022. There are no compensating balance requirements. At December 31, 2021, we had $271.9 million of outstanding borrowings, $3.2 million of outstanding letters of credit and $99.9 million of available borrowing capacity.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit

Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts then outstanding under the Credit Agreement. We are in compliance with all of the covenants in the Credit Agreement at March 31, 2022 and were in compliance with all of the covenants in the Credit Agreement at December 31, 2021. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	March 31, 2022	December 31, 2021
Tangible net worth	> =$125,000	$225,799	$225,355
Total leverage	< 60%	42.4%	43.1%
Secured leverage	< 30%	7.2%	7.4%
Unencumbered leverage	< 60%	41.3%	41.9%
Fixed charge coverage	> 1.50x	4.8x	4.8x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of March 31, 2022 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan (b.)	$5,152	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan (c.)	5,222	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan (c.)	4,316	3.62%	January, 2023
2704 North Tenaya Way fixed rate mortgage loan	6,377	4.95%	November, 2023
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	12,745	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	2,190	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	8,401	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	12,213	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	56,616
Less net financing fees	(348)
Plus net debt premium	78
Total mortgages notes payable, non-recourse to us, net	$56,346

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)	This loan is scheduled to mature in the second quarter of 2022, at which time we intend on paying off the remaining principal balance utilizing borrowings under our Credit Agreement.
(c.)	This loan is scheduled to mature within the next twelve months, at which time we will decide whether to refinance pursuant to a new mortgage loan or by utilizing borrowings under our Credit Agreement.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of March 31, 2022 had a combined fair value of approximately $57.0 million.  At December 31, 2021, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The combined outstanding balance of these various mortgages at December 31, 2021 was $57.2 million and had a combined fair value of approximately $59.4 million.

Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Off Balance Sheet Arrangements

As of March 31, 2022, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments.  Our outstanding letters of credit at March 31, 2022 totaled $3.2 million related to Grayson Properties II.

As of December 31, 2021 we had off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at December 31, 2021 totaled $3.2 million related to Grayson Properties II.

Acquisition and Divestiture Activity

Please see Note 4 to the consolidated financial statements for completed transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes in the quantitative and qualitative disclosures during the first three months of 2022, except for the additional disclosure below.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At March 31, 2022, the fair value of our interest rate swaps was a net asset of $6.8 million which is included in deferred charges and other assets on the accompanying condensed consolidated balance sheet. During the first quarter of 2022, we paid or accrued approximately $289,000 to the counterparty by us, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. From inception of the swap agreements through March 31, 2022 we paid or accrued approximately $2.2 million in net payments made to the counterparty by us pursuant to the terms of the swap (consisting of approximately $199,000 in payments or accruals made to us by the counterparty, offset by approximately $2.4 million of payments due to the counterparty from us).  Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity.  Amounts are classified from AOCI to the income statement in the period or periods the hedged transaction affects earnings.  We do not expect any gains or losses on our interest rate swaps to be reclassified to earnings in the next twelve months.

The sensitivity analysis related to our fixed and variable rate debt assumes current market rates with all other variables held constant. As of March 31, 2022, the fair value and carrying value of our debt is approximately $332.1 million and $331.7 million, respectively. As of that date, the fair value exceeds the carrying value by approximately $400,000.

The table below presents information about our financial instruments that are sensitive to changes in interest rates. The interest rate swaps include the $50 million swap agreement entered into during the third quarter of 2019, the $35 million swap agreement entered into in January, 2020 and the $55 million swap agreement entered into in March, 2020. For debt obligations, the amounts of which are as of March 31, 2022, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Long-term debt:
Fixed rate:
Debt(a)	$11,662	$11,892	$13,551	$939	$600	$17,972	$56,616
Average interest rates	4.40%	4.40%	4.40%	4.30%	4.20%	4.30%	4.4%
Variable rate:
Debt(b)	$—	$—	$—	$275,100	$—	$—	$275,100
Average interest rates	—	—	—	1.65%	—	—	1.65%
Interest rate swaps:
Notional amount(c)	$—	$—	$85,000	$—	$—	$55,000	$140,000
Interest rates	—	—	1.320%	—	—	0.565%	1.070%
(a)	Consists of non-recourse mortgage notes payable.
(b)	Includes $275.1 million of outstanding borrowings under the terms of our $375 million revolving credit agreement which has a maturity date of July 2, 2025.
(c)

Includes a $50 million interest rate swap that became effective on September 16, 2019, and a $35 million interest rate swap that became effective on January 15, 2020, both of which are scheduled to mature during 2024. Additionally, included is a $55 million interest rate swap that became effective on March 25, 2020, which is scheduled to mature in 2027.

As calculated based upon our variable rate debt outstanding as of March 31, 2022 that is subject to interest rate fluctuations, and giving effect to the above-mentioned interest rate swap, each 1% change in interest rates would impact our net income by approximately $1.4 million.

Item 4. Controls and Procedures

As of March 31, 2022, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”).

Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the first three months of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2021 includes a listing of risk factors to be considered by investors in our securities.  There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 6. Exhibits

(a.)	Exhibits:

10.1	First amendment to lease by and between Universal Health Realty Income Trust, a Maryland real estate investment trust and Temple Behavioral Healthcare Hospital, Inc., a Texas corporation.

10.2

First amendment to asset purchase and sale agreement by and among Universal Health Realty Income Trust, a Maryland real estate investment trust and Universal Health Services, Inc., a Delaware corporation and certain of its wholly-owned subsidiaries, Aiken Regional Medical Centers, LLC, a South Carolina limited liability company (“ARMC”), Temple Behavioral Healthcare Hospital, Inc. (“Temple”), a Texas corporation, and Universal Health Services of Rancho Springs, Inc., a California corporation (“Inland Valley”).

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

Date: May 6, 2022	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

/s/ Alan B. Miller
Alan B. Miller,
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Charles F. Boyle
Charles F. Boyle, Vice President and Chief Financial Officer (Principal Financial Officer)