Form 10-Q
period 2022-06-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2022-08-08
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

(610) 265-0688

(Registrant’s telephone number, including area code)

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

Number of common shares of beneficial interest outstanding at July 31, 2022—13,800,698.

UNIVERSAL HEALTH REALTY INCOME TRUST

This Quarterly Report on Form 10-Q is for the quarter ended June 30, 2022. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

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

In this Quarterly Report, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 95%.  As of June 30, 2022, we had investments in four jointly-owned LLCs/LPs. We currently account for our share of the income/loss from these investments by the equity method (see Note 5 to the condensed consolidated financial statements included herein).

Part I. Financial Information

Item I. Financial Statements

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2022 and 2021

(amounts in thousands, except per share information)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Lease revenue - UHS facilities (a.)	$7,394	$7,265	$14,820	$14,397
Lease revenue - Non-related parties	12,933	13,117	25,828	26,209
Other revenue - UHS facilities	233	207	462	433
Other revenue - Non-related parties	242	287	497	536
Interest income on financing leases - UHS facilities	1,369	-	2,739	-
	22,171	20,876	44,346	41,575
Expenses:
Depreciation and amortization	6,679	6,951	13,388	13,738
Advisory fees to UHS	1,266	1,089	2,490	2,151
Other operating expenses	6,986	5,903	13,853	11,505
	14,931	13,943	29,731	27,394
Income before equity in income of unconsolidated limited liability companies ("LLCs"), gain on sale and interest expense	7,240	6,933	14,615	14,181
Equity in income of unconsolidated LLCs	345	567	597	1,038
Gain on sale of real estate assets	-	1,304	-	1,304
Interest expense, net	(2,367)	(2,183)	(4,589)	(4,316)
Net income	$5,218	$6,621	$10,623	$12,207
Basic earnings per share	$0.38	$0.48	$0.77	$0.89
Diluted earnings per share	$0.38	$0.48	$0.77	$0.89

Weighted average number of shares outstanding - Basic	13,768	13,753	13,766	13,751
Weighted average number of shares outstanding - Diluted	13,789	13,776	13,788	13,773

(a.) Includes bonus rental on McAllen Medical Center, a UHS acute care hospital facility of $643 and $1,321 for the three and six-month periods ended June 30, 2022, respectively, and includes bonus rental on three UHS acute care hospital facilities of $1,648 and $3,343 for the three and six-month periods ended June 30, 2021, respectively.

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2022 and 2021

(amounts in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$5,218	$6,621	$10,623	$12,207
Other comprehensive gain/(loss):
Unrealized derivative gains/(losses) on cash flow hedges	2,005	(560)	7,689	2,788
Total other comprehensive gains/(losses):	2,005	(560)	7,689	2,788
Total comprehensive income	$7,223	$6,061	$18,312	$14,995

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(amounts in thousands, except share information)

(unaudited)

	June 30,	December 31,
	2022	2021
Assets:
Real Estate Investments:
Buildings and improvements and construction in progress	$630,220	$608,836
Accumulated depreciation	(237,268)	(225,584)
	392,952	383,252
Land	56,631	54,897
Net Real Estate Investments	449,583	438,149
Financing receivable from UHS	83,697	82,439
Net Real Estate Investments and Financing receivable	533,280	520,588
Investments in and advances to limited liability companies ("LLCs")	9,713	10,139
Other Assets:
Cash and cash equivalents	8,399	22,504
Lease and other receivables from UHS	4,696	4,641
Lease receivable - other	7,767	7,109
Intangible assets (net of accumulated amortization of $14.3 million and $14.2 million, respectively)	10,548	9,972
Right-of-use land assets, net	11,476	11,495
Deferred charges and other assets, net	17,934	11,971
Total Assets	$603,813	$598,419
Liabilities:
Line of credit borrowings	$284,300	$271,900
Mortgage notes payable, non-recourse to us, net	50,729	56,866
Accrued interest	323	346
Accrued expenses and other liabilities	12,286	12,157
Ground lease liabilities, net	11,476	11,495
Tenant reserves, deposits and deferred and prepaid rents	10,053	10,328
Total Liabilities	369,167	363,092
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2022 - 13,800,694; 2021 - 13,783,442	138	138
Capital in excess of par value	269,039	268,515
Cumulative net income	800,182	789,559
Cumulative dividends	(843,515)	(823,998)
Accumulated other comprehensive income	8,802	1,113
Total Equity	234,646	235,327
Total Liabilities and Equity	$603,813	$598,419

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Six Months Ended June 30, 2022

(amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity

January 1, 2022	13,785	$138	$268,515	$789,559	$(823,998)	$1,113	$235,327
Shares of Beneficial Interest:
Issued, net	16	—	93	—	—	—	93
Repurchased			—				-
Restricted stock-based compensation expense	—	—	431	—	—	—	431
Dividends and dividend equivalents ($1.415/share)	—	—	—	—	(19,517)	—	(19,517)
Comprehensive income:
Net income	—	—	—	10,623	—	—	10,623
Unrealized net gain on cash flow hedges	—	—	—	—	—	7,689	7,689
Subtotal - comprehensive income				10,623		7,689	18,312
June 30, 2022	13,801	$138	$269,039	$800,182	$(843,515)	$8,802	$234,646

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended June 30, 2022

(amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity

April 1, 2022	13,786	$138	$268,792	$794,964	$(833,717)	$6,797	$236,974
Shares of Beneficial Interest:
Issued, net	15	—	39	—	—	—	39
Repurchased			—				-
Restricted stock-based compensation expense	—	—	208	—	—	—	208
Dividends and dividend equivalents ($.71/share)	—	—	—	—	(9,798)	—	(9,798)
Comprehensive income:
Net income	—	—	—	5,218	—	—	5,218
Unrealized net loss on cash flow hedges	—	—	—	—	—	2,005	2,005
Subtotal - comprehensive income				5,218		2,005	7,223
June 30, 2022	13,801	$138	$269,039	$800,182	$(843,515)	$8,802	$234,646

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

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$10,623	$12,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,388	13,738
Amortization related to above/below market leases, net	(72)	(92)
Amortization of debt premium	(25)	(25)
Amortization of deferred financing costs	359	433
Stock-based compensation expense	431	493
Gain on sale of real estate assets	-	(1,304)
Changes in assets and liabilities:
Lease receivable	(713)	(601)
Accrued expenses and other liabilities	273	(70)
Tenant reserves, deposits and deferred and prepaid rents	(275)	327
Accrued interest	(23)	(9)
Leasing costs paid	(770)	(570)
Other, net	1,744	869
Net cash provided by operating activities	24,940	25,396
Cash flows from investing activities:
Investments in LLCs	-	(1,544)
Cash distributions from LLCs	391	-
Advance made to LLC	-	(3,500)
Additions to real estate investments, net	(11,223)	(8,421)
Cash paid for acquisition of properties	(13,620)	(12,989)
Cash proceeds received from divestiture of property, net	-	3,209
Net cash paid as part of asset exchange transaction	(1,346)	-
Net cash used in investing activities	(25,798)	(23,245)
Cash flows from financing activities:
Net borrowings on the line of credit	12,400	22,000
Repayments of mortgage notes payable	(6,170)	(1,028)
Financing costs paid	(26)	(41)
Dividends paid	(19,545)	(19,196)
Issuance of shares of beneficial interest, net	94	105
Net cash (used in)/provided by financing activities	(13,247)	1,840
(Decrease)/increase in cash and cash equivalents	(14,105)	3,991
Cash and cash equivalents, beginning of period	22,504	5,742
Cash and cash equivalents, end of period	$8,399	$9,733
Supplemental disclosures of cash flow information:
Interest paid	$4,333	$3,919
Invoices accrued for construction and improvements	$1,709	$277

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the quarter ended June 30, 2022. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%. As of June 30, 2022, we had investments in four jointly-owned LLCs/LPs. We currently account for our share of the income/loss from these investments by the equity method (see Note 5). These LLCs are included in our consolidated financial statements for all periods presented on an unconsolidated basis since they are not variable interest entities for which we are the primary beneficiary, nor do we hold a controlling voting interest.

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

(2) Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions

Leases: We commenced operations in 1986 by purchasing properties from certain subsidiaries of UHS and immediately leasing the properties back to the respective subsidiaries.  The base rentals and lease and renewal terms for each of the hospitals leased to subsidiaries of UHS as of June 30, 2022 are provided below. The base rents are paid monthly. The lease on McAllen Medical Center also provides for bonus rent which is paid quarterly based upon a computation that compares the hospital’s current quarter revenue to a corresponding quarter in the base year. The hospital leases with subsidiaries of UHS, with the exception of the lease on Clive Behavioral Health Hospital (which is operated by UHS in a joint venture with an unrelated third party), are unconditionally guaranteed by UHS and are cross-defaulted with one another. The lease for the Clive facility is guaranteed on a several basis by UHS (52%) and Catholic Health Initiatives-Iowa (48%).

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

The properties acquired by us in connection with this asset purchase and sale agreement with UHS were accounted for as financing arrangements and our consolidated balance sheets as of June 30, 2022 and December 31, 2021 include financing receivables related to this transaction amounting to $83.7 million and $82.4 million, respectively. Pursuant to the leases, as amended during the first quarter of 2022, the aggregate annual rental during 2022 on the acquired properties, which is payable to us on a monthly basis, amounts to approximately $5.7 million ($3.9 million related to Aiken and $1.8 million related to Canyon Creek). The portion of the lease payments that will be included in our consolidated statements of income, and reflected as interest income on financing leases, is expected to be approximately $5.5 million during the full year of 2022. Pursuant to the terms of the previous lease on the Inland Valley Campus of Southwest Healthcare System, we earned $4.5 million of lease revenue during the year ended December 31, 2021 ($2.6 million in base rental and $1.9 million in bonus rental).

The combined revenues generated from the leases on the three acute care and three behavioral health care hospital facilities leased to subsidiaries of UHS at June 30, 2022, accounted for approximately 24% and 25% of our consolidated revenues for the three and six months ended June 30, 2022, respectively.  The combined revenues generated from the leases on the three acute care and one behavioral health care hospital facilities leased to subsidiaries of UHS at June 30, 2021 accounted for approximately 25% of our consolidated revenues for each of the three and six month periods ended June 30, 2021. In addition to the six UHS hospital facilities, we have twenty properties consisting of MOBs (including one under construction) and FEDs that are either wholly or jointly-owned by us that include, or will include, tenants which are subsidiaries of UHS. The aggregate revenues generated from UHS-related tenants comprised approximately 41% and 36% of our consolidated revenues during the three-month periods ended June 30, 2022 and 2021, respectively, and approximately 41% and 36% of our consolidated revenues during the six-month periods ended June 30, 2022 and 2021, respectively.

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

In addition, a wholly-owned subsidiary of UHS is the managing, majority member in a joint-venture with an unrelated third-party that operates, and leases from us, Clive Behavioral Health.  This 100-bed behavioral health care facility is located in Clive, Iowa and was completed and opened in late December, 2020 and the hospital lease commenced on December 31, 2020. The lease on this facility is a triple net lease and has an initial term of 20 years with five 10-year renewal options.  Beginning on January 1, 2022, and thereafter on each January 1st through 2040 (and potentially through 2070 if the first three of five, 10-year renewal options are exercised), the annual rental will increase by 2.75% on a cumulative and compounded basis. The first three of the five 10-year renewal options will provide for annual rental as stipulated in the lease (2041 through 2070) and the two additional 10-year lease renewal options will be at fair market value lease rates (2071 through 2090). Pursuant to the terms of the lease on this facility, the joint venture has the option to, among other things, renew the lease at the terms specified in the lease agreement by providing notice to us at least 270 days prior to the termination of the then current term. The joint venture also has the right to purchase the leased facility from us at its appraised fair market value upon either of the following: (i) by providing notice at least 270 days prior to the end of the lease terms or any renewal terms, or; (ii) upon 30 days’ notice anytime within 12 months of a change of control of the Trust. Additionally, the joint venture has rights of first offer to purchase the facility prior to any third-party sale.

The table below details the existing lease terms and renewal options for each of the hospital leases that are related to UHS as of June 30, 2022, consisting of three acute care hospitals and three behavioral health hospitals:

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

Upon the December 31, 2021 expiration of the lease on Wellington Regional Medical Center located in West Palm Beach, Florida, a wholly-owned subsidiary of UHS exercised its fair market value renewal option and renewed the lease for a 5-year term scheduled to expire on December 31, 2026.  Effective January 1, 2022, the annual fair market value lease rate for this hospital, which is payable to us monthly, is $6.3 million (there is no longer a bonus rental component of the lease payment). Beginning on January 1, 2023, and thereafter on each January 1st through 2026, the annual rent will increase by 2.50% on a cumulative and compounded basis.  Pursuant to the terms of the hospital’s previous lease, we earned aggregate lease revenue of $5.5 million during the year ended December 31, 2021 (consisting of $3.0 million of base rental and $2.5 million of bonus rental).

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

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of June 30, 2022 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time special compensation awards in the form of restricted stock and/or cash bonuses.

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

Our advisory fee for the three and six months ended June 30, 2022 and 2021, was computed at 0.70% of our average invested real estate assets, as derived from our condensed consolidated balance sheets.  Based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the advisory fee computation remained unchanged for 2022, as compared to the last three years. The average real estate assets for advisory fee calculation purposes exclude certain items from our condensed consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, lease receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Advisory fees incurred and paid (or payable) to UHS amounted to approximately $1.3 million and $1.1 million for the three months ended June 30, 2022 and 2021, respectively, and were based upon average invested real estate assets of $723 million and $623 million, respectively. Advisory fees incurred and paid (or payable) to UHS were approximately $2.5 million and $2.2 million for the six months ended June 30, 2022 and 2021, respectively, and were based upon average invested real estate assets of $711 million and $615 million, respectively.

Share Ownership: As of June 30, 2022 and December 31, 2021, UHS owned 5.7% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from the UHS-related tenants comprised approximately 41% and 36% of our consolidated revenues during each of the three and six-month periods ended June 30, 2022 and 2021, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends and Equity Issuance Program

Dividends and dividend equivalents:

During the second quarter of 2022, we declared and paid dividends of approximately $9.8 million (including accrued dividends that were paid related to the vesting of restricted stock), or $.71 per share. We declared and paid dividends of approximately $9.6 million, or $.705 per share, during the second quarter of 2021. During the six-month period ended June 30, 2022, we declared and paid dividends of approximately $19.5 million, or $1.415 per share.  Dividend equivalents, which are applicable to shares of unvested restricted stock, were accrued during the first six months of 2022 and will be paid upon vesting of the restricted stock.

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

No shares were issued pursuant to this ATM equity program during the first six months of 2022.  Pursuant to this ATM program, since the program commenced in the second quarter of 2020, we have issued 2,704 shares at an average price of $101.30 per share, which generated approximately $270,000 of net proceeds (net of approximately $4,000, consisting of compensation to BofA Securities, Inc.). Additionally, as of June 30, 2022, we have paid or incurred approximately $508,000 in various fees and expenses related to the commencement of our ATM program.

(4) Acquisitions and Divestitures

During the six-month periods ended June 30, 2022 and 2021, we completed various transactions, as described below, utilizing qualified third-party intermediaries as part of a series of planned tax-deferred like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code, as amended.

Six Months Ended June 30, 2022:

Acquisitions:

In March, 2022, we acquired the Beaumont Heart and Vascular Center, a medical office building located in Dearborn, Michigan for a purchase price of approximately $5.4 million. The building, which has approximately 17,621 rentable square feet, is 100% leased to a single tenant under the terms of a triple-net lease that is scheduled to expire on November 30, 2026 and has lease escalations of 2.5% per year commencing on December 1, 2022.

In January, 2022, we acquired the 140 Thomas Johnson Drive medical office building located in Frederick, Maryland for a purchase price of approximately $8.0 million.  The building, which has approximately 20,146 rentable square feet, is 100% leased to three tenants under the terms of triple-net leases.  Approximately 72% of the rentable square feet of this MOB is leased pursuant to a 15-year lease, with a remaining lease term of approximately 14 years at the time of purchase, with three, five-year renewal options.

Divestitures:

There were no divestitures during the first six months of 2022.

Six Months Ended June 30, 2021:

Acquisitions:

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

At June 30, 2022, we have non-controlling equity investments or commitments in four jointly-owned LLCs/LPs which own MOBs. As of June 30, 2022 we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities which we are the primary beneficiary nor do we have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash funding is typically advanced as equity or member loans. These entities maintain property insurance on the properties.

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

The following property table represents the four LLCs/LPs in which we owned a non-controlling interest and were accounted for under the equity method as of June 30, 2022:

Name of LLC/LP	Ownership	Property Owned by LLC/LP
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)(b.)	74%	Mid Coast Hospital MOB
FTX MOB Phase II (c.)	95%	Forney Medical Plaza II
Grayson Properties II (d.)(e.)	95%	Texoma Medical Plaza II
(a.)	This LLC has a third-party term loan of $8.9 million, which is non-recourse to us, outstanding as of June 30, 2022.
(b.)	We are the lessee with a third party on a ground lease for land.
(c.)

During the first quarter of 2021, this LP paid off its $4.7 million mortgage loan, upon maturity, utilizing pro rata equity contributions from the limited partners as well as a $3.5 million member loan from us to the LP which was funded utilizing borrowings from our revolving credit agreement.

(d.)

Construction of this MOB was substantially completed in December, 2020. This MOB is located in Denison, Texas on the campus of a hospital owned and operated by a wholly-owned subsidiary of UHS. We have committed to invest up to $4.8 million in equity and debt financing, $1.8 million of which has been funded as of June 30, 2022. This LP entered into a $13.1 million third-party construction loan commitment, which is non-recourse to us, which has an outstanding balance of $13.1 million as of June 30, 2022.  The LP developed, constructed, owns and operates the Texoma II Medical Plaza.

(e.)	We are the lessee with a UHS-related party for the land related to this property.

Below are the condensed combined statements of income (unaudited) for the four LLCs/LPs accounted for under the equity method at June 30, 2022 and the five LLCs/LPs accounted for under the equity method at June 30, 2021.  The data for the three and six months ended June 30, 2021 includes financial results for the above-mentioned Texoma Medical Plaza in which we purchased the minority ownership interest during the fourth quarter of 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(amounts in thousands)		(amounts in thousands)
Revenues	$2,049	$2,849	$3,979	$5,637
Operating expenses	737	1,065	1,463	2,172
Depreciation and amortization	463	536	923	1,057
Interest, net	269	441	531	872
Net income	$580	$807	$1,062	$1,536
Our share of net income	$345	$567	$597	$1,038

Below are the condensed combined balance sheets (unaudited) for the four above-mentioned LLCs/LPs that were accounted for under the equity method as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(amounts in thousands)
Net property, including construction in progress	$30,182	$30,983
Other assets (a.)	4,647	4,574
Total assets	$34,829	$35,557

Other liabilities (a.)	$2,670	$2,797
Mortgage notes payable, non-recourse to us	21,937	22,068
Advances payable to us (b.)	3,500	3,500
Equity	6,722	7,192
Total liabilities and equity	$34,829	$35,557

Investments in and advances to LLCs before amounts included in
accrued expenses and other liabilities	$9,713	$10,139
Amounts included in accrued expenses and other liabilities	(1,749)	(1,784)
Our share of equity in LLCs, net	$7,964	$8,355

(a.)

Other assets and other liabilities as of June 30, 2022 and December 31, 2021 include approximately $655,000 and $656,000, respectively, of right-of-use land assets and right-of-use land liabilities related to ground leases whereby the LLC/LP is the lessee, with third party lessors, including subsidiaries of UHS.

(b.)	Consists of a 7.25% member loan to FTX MOB Phase II, LP with a maturity date of March 1, 2023.

As of June 30, 2022, and December 31, 2021, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs/LPs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

	Mortgage Loan Balance (a.)
Name of LLC/LP	6/30/2022	12/31/2021	Maturity Date
Brunswick Associates (2.80% fixed rate mortgage loan)	8,862	8,993	December, 2030
Grayson Properties II (3.70% fixed rate construction loan) (b.)	13,075	13,075	June, 2025
	$21,937	$22,068
(a.)	All mortgage loans require monthly principal payments through maturity and include a balloon principal payment upon maturity.
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

As Lessor:

We lease most of our operating properties to customers under agreements that are typically classified as operating leases (as noted below, two of our leases are accounted for as financing arrangements effective on December 31, 2021). We recognize the total minimum lease payments provided for under the operating leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from our customers. We record amounts reimbursed by customers in the period that the applicable expenses are incurred, which is generally ratably throughout the term of the lease.  We have elected the package of practical expedients that allows lessors to not separate lease and non-lease components by class of underlying asset. This practical expedient allowed us to not separate expenses reimbursed by our customers (“tenant reimbursements”) from the associated rental revenue if certain criteria were met.  We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated tenant reimbursements are the same, and for the leases that qualify as operating leases, we accounted for and presented rental revenue and tenant reimbursements as a single component under Lease revenue in our consolidated statements of income for the three and six months ended June 30, 2022 and 2021.

On December 31, 2021, as a result of the asset purchase and sale transaction with UHS, as amended during the first quarter of 2022, the real estate assets of two wholly-owned subsidiaries of UHS were transferred to us (Aiken and Canyon Creek).  As discussed in Note 2, these assets are accounted for as financing arrangements and our consolidated balance sheets at June 30, 2022 and December 31, 2021 reflect financing receivables related to this transaction amounting to $83.7 million and $82.4 million, respectively. Pursuant to the leases, as amended during the first quarter of 2022, the aggregate annual rental during 2022 on the acquired properties, which is payable to us on a monthly basis, amounts to approximately $5.7 million ($3.9 million related to Aiken and $1.8 million related to Canyon Creek).  The portion of these lease payments that will be included in our consolidated statements of income, and reflected as interest income on financing leases, is expected to be approximately $5.5 million during the full year of 2022. Lease revenue will not be impacted by the lease payments received related to these two properties.

The components of the “Lease revenue – UHS facilities” and “Lease revenue – Non-related parties” captions for the three and six month periods ended June 30, 2022 and 2021 are disaggregated below (in thousands). Base rents are primarily stated rent amounts provided for under the leases that are recognized on a straight-line basis over the term of the lease. Bonus rents and tenant reimbursements represent amounts where tenants are contractually obligated to pay an amount that is variable in nature.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
UHS facilities:
Base rents	$6,112	$5,283	$12,201	$10,429
Bonus rents (a.)	643	1,648	1,321	3,343
Tenant reimbursements	639	334	1,298	625
Lease revenue - UHS facilities	$7,394	$7,265	$14,820	$14,397

Non-related parties:
Base rents	10,109	10,499	20,244	21,004
Tenant reimbursements	2,824	2,618	5,584	5,205
Lease revenue - Non-related parties	$12,933	$13,117	$25,828	$26,209

(a.) Includes bonus rental on McAllen Medical Center, a UHS acute care hospital facility of $643 and $1,321 for the three and six-month periods ended June 30, 2022, respectively, and includes bonus rental on three UHS acute care hospital facilities of $1,648 and $3,343  for the three and six-month periods ended June 30, 2021, respectively.  Please see disclosure above surrounding the December 31, 2021 asset purchase and sale transaction with UHS.

Disclosures Related to Vacant Facilities:

Vacancies – Specialty Hospitals:

As previously disclosed, the lease on the specialty hospital located in Chicago, Illinois, expired on December 31, 2021 and the facility is currently vacant.  During the three and six-month periods ended June 30, 2021, we earned $390,000 and $780,000, respectively, of lease revenue in connection with this property. The operating expenses incurred by us in connection with this facility during the three and six-month periods ended June 30, 2022 were $347,000 and $840,000, respectively. Prior to 2022, the former tenant was responsible for the operating expenses on this facility. Pursuant to the terms of the lease that expired in December, 2021, we earned approximately $1.6 million of lease revenue during the 2021 full year.

The leases on two specialty hospital facilities, located in Evansville, Indiana, and Corpus Christi, Texas, expired on May 31, 2019 and June 1, 2019, respectively. The hospital located in Evansville, Indiana, has remained vacant since September 30, 2019 and the hospital located in Corpus Christi, Texas, has remained vacant since June 1, 2019.

We estimate that the aggregate operating expenses for the three vacant specialty facilities, including the facility located in Chicago, Illinois, as well as the facilities located in Evansville, Indiana, and Corpus Christi, Texas, will approximate $1.3 million during the remaining six months of 2022. Future operating expenses related to these facilities will be incurred by us during the time they remain owned and vacant.  We continue to market these specialty facilities to potential interested parties. However, should these properties continue to remain vacant for an extended period of time, or should we incur substantial renovation costs to make the properties suitable for other operators/tenants, our future results of operations could be materially unfavorably impacted.

 As Lessee:

We are the lessee with various third parties, including subsidiaries of UHS, in connection with ground leases for land at fourteen of our consolidated properties. Our right-of-use land assets represent our right to use the land for the lease term and our lease liabilities represent our obligation to make lease payments arising from the leases. Right-of-use assets and lease liabilities were recognized upon adoption of Topic 842 based on the present value of lease payments over the lease term. We utilized our estimated incremental borrowing rate, which was derived from information available as of January 1, 2019, in determining the present value of lease payments. A right-of-use asset and lease liability are not recognized for leases with an initial term of 12 months or less, as these short-term leases are accounted for similarly to previous guidance for operating leases.  We do not currently have any ground leases with an initial term of 12 months or less. As of June 30, 2022, our condensed consolidated balance sheet includes right-of-use land assets of approximately $11.5 million and ground lease liabilities of approximately $11.5 million. There were no newly leased assets for which a right-of-use asset was recorded in exchange for a new lease liability during the three and six months ended June 30, 2022.

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

Borrowings under the Credit Agreement will bear interest annually at a rate equal to, at our option, at either LIBOR (for one, three, or six months) or the Base Rate, plus in either case, a specified margin depending on our ratio of debt to total capital, as determined by the formula set forth in the Credit Agreement. The applicable margin ranges from 1.10% to 1.35% for LIBOR loans and 0.10% to 0.35% for Base Rate loans. The initial applicable margin was 1.25% for LIBOR loans and 0.25% for Base Rate loans. The Credit

Agreement defines “Base Rate” as the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 1/2 of 1% and (c) one month LIBOR plus 1%. The Trust will also pay a quarterly revolving facility fee ranging from 0.15% to 0.35% (depending on the Trust’s ratio of debt to asset value) on the revolving committed amount of the Credit Agreement. The Credit Agreement also provides for options to extend the maturity date and borrowing availability for two additional six-month periods.

The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At June 30, 2022, the applicable margin over the LIBOR rate was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%.

At June 30, 2022, we had $284.3 million of outstanding borrowings and $3.2 million of letters of credit outstanding under our Credit Agreement.  We had $87.5 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of June 30, 2022. There are no compensating balance requirements. At December 31, 2021, we had $271.9 million of outstanding borrowings, $3.2 million of outstanding letters of credit and $99.9 million of available borrowing capacity.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts then outstanding under the Credit Agreement. We are in compliance with all of the covenants in the Credit Agreement at June 30, 2022 and were in compliance with all of the covenants in the Credit Agreement at December 31, 2021. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	June 30, 2022	December 31, 2021
Tangible net worth	> =$125,000	$224,098	$225,355
Total leverage	< 60%	42.5%	43.1%
Secured leverage	< 30%	6.4%	7.4%
Unencumbered leverage	< 60%	41.1%	41.9%
Fixed charge coverage	> 1.50x	4.8x	4.8x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of June 30, 2022 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
BRB Medical Office Building fixed rate mortgage loan (b.)	$5,163	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan (b.)	4,276	3.62%	January, 2023
2704 North Tenaya Way fixed rate mortgage loan	6,336	4.95%	November, 2023
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	12,683	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	2,036	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	8,336	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	12,152	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	50,982
Less net financing fees	(318)
Plus net debt premium	65
Total mortgages notes payable, non-recourse to us, net	$50,729

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)	This loan is scheduled to mature within the next twelve months. We intend to refinance this loan prior to the maturity date.

On June 1, 2022, the $5.1 million fixed rate mortgage loan on 700 Shadow Lane and Goldring MOBs was fully repaid utilizing borrowings under our Credit Agreement.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of June 30, 2022 had a combined fair value of approximately $50.1 million.  At December 31, 2021, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The combined outstanding balance of these various mortgages at December 31, 2021 was $57.2 million and had a combined fair value of approximately $59.4 million. The fair value of our debt was computed based upon quotes received from financial institutions.  We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosure in connection with debt instruments.  Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At June 30, 2022, the fair value of our interest rate swaps was a net asset of $8.8 million which is included in deferred charges and other assets on the accompanying condensed consolidated balance sheet. During the second quarter of 2022, we paid or accrued approximately $122,000 to the counterparty by us, offset by $35,000 in receipts from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps.  During the first six months of 2022, we paid or accrued approximately $412,000 to the counterparty by us, offset by $35,000 in receipts from the counterparty and adjusted for the previous quarter accrual, pursuant to the terms of the swaps. From inception of the swap agreements through June 30, 2022 we paid or accrued approximately $2.3 million in net payments made to the counterparty by us pursuant to the terms of the swap (consisting of approximately $234,000 in payments or accruals made to us by the counterparty, offset by approximately $2.5 million of payments due to the counterparty from us).  Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity.  Amounts are classified from AOCI to the income statement in the period or periods the hedged transaction affects earnings.  We do not expect any gains or losses on our interest rate swaps to be reclassified to earnings in the next twelve months.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities currently including acute care hospitals, behavioral health care hospitals, specialty facilities, free-standing emergency departments, childcare centers and medical/office buildings. As of August 1, 2022, we have seventy-six real estate investments or commitments located in twenty-one states consisting of:

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

•

The Centers for Medicare and Medicaid Services (“CMS”) issued an Interim Final Rule (“IFR”) effective November 5, 2021 mandating COVID-19 vaccinations for all applicable staff at all Medicare and Medicaid certified facilities. Under the IFR, facilities covered by this regulation must establish a policy ensuring all eligible staff have received the COVID-19 vaccine prior to providing any care, treatment, or other services by December 5, 2021. All eligible staff must have received the necessary shots to be fully vaccinated. The regulation also provides for exemptions based on recognized medical conditions or religious beliefs, observances, or practices. Under the IFR, facilities must develop a similar process or plan for permitting exemptions in alignment with federal law. If facilities fail to comply with the IFR by the deadlines established, they are subject to potential termination from the Medicare and Medicaid program for non-compliance.  We cannot predict at this time the potential viability or impact of any additional vaccine requirements on us or the operators of our facilities. Implementation of these rules could have an impact on staffing at the operators of our facilities for those employees that are not vaccinated in accordance with IFR requirements, and associated loss of revenues and increased costs resulting from staffing issues could have a material adverse effect on our financial results or those of the operators.

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

•

A substantial portion of our revenues are dependent upon one operator, UHS, which comprised approximately 41% and 36% of our consolidated revenues for the three-month periods ended June 30, 2022 and 2021, respectively, and approximately 41% and 36% of our consolidated revenues for the six-month periods ended June 30, 2022 and 2021, respectively. As previously disclosed, on December 31, 2021, a wholly-owned subsidiary of UHS purchased the real estate assets of Inland Valley Campus of Southwest Healthcare System from us and in exchange, transferred the real estate assets of Aiken Regional Medical Center and Canyon Creek Behavioral Health to us.  These transactions were approved by the Independent Trustees of our Board, as well as the UHS Board of Directors. The aggregate annual rental revenue during 2022 pursuant to the leases for the two facilities transferred to us is approximately $5.7 million; there is no bonus rent component applicable to either of these leases.   Pursuant to the terms of the lease on the Inland Valley Campus, we earned $4.5 million of lease revenue during year ended December 31, 2021 ($2.6 million in base rental and $1.9 million in bonus rental).

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
•

The outcome and effects of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, UHS or the other operators of our facilities. UHS and its subsidiaries are subject to legal actions, purported shareholder class actions and shareholder derivative cases, governmental investigations and regulatory actions and the effects of adverse publicity relating to such matters. Since UHS comprised approximately 41% of our consolidated revenues during each of the three and six-month periods ended June 30, 2022, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-Q and 10-K, as publicly filed with the Securities and Exchange Commission. Those filings are the sole responsibility of UHS and are not incorporated by reference herein.

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

•

An increasing number of legislative initiatives have been passed into law that may result in major changes in the health care delivery system on a national or state level. Legislation has already been enacted that has eliminated the penalty for failing to maintain health coverage that was part of the original Patient Protection and Affordable Care Act (the “ACA”). President Biden is expected to undertake executive actions that will strengthen the ACA and may reverse the policies of the prior administration. To date, the Biden administration has issued executive orders implementing a special enrollment period permitting individuals to enroll in health plans outside of the annual open enrollment period and reexamining policies that may undermine the ACA or the Medicaid program. The ARPA’s expansion of subsidies to purchase coverage through an exchange is anticipated to increase exchange enrollment. The Trump Administration had directed the issuance of final rules: (i) enabling the formation of association health plans that would be exempt from certain ACA requirements such as the provision of essential health benefits; (ii) expanding the availability of short-term, limited duration health insurance, (iii) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level; (iv) relaxing requirements for state innovation waivers that could reduce enrollment in the individual and small group markets and lead to additional enrollment in short-term, limited duration insurance and association health plans; and (v) incentivizing the use of health reimbursement arrangements by employers to permit employees to purchase health insurance in the individual market.  The uncertainty resulting from these Executive Branch policies had led to reduced Exchange enrollment in 2018, 2019 and 2020, and is expected to further worsen the individual and small group market risk pools in future years.  It is also anticipated that these policies, to the extent that they remain as implemented, may create additional cost and reimbursement pressures on hospitals, including ours. In addition, while attempts to repeal the entirety of the ACA have not been successful to date, a key provision of the ACA was eliminated as part of the Tax Cuts and Jobs Act and on December 14, 2018, a federal U.S. District Court Judge in Texas ruled the entire ACA is unconstitutional. That ruling was ultimately appealed to the United States Supreme Court, which decided in California v. Texas that the plaintiffs in the matter lacked standing to bring their constitutionality claims.  As a result, the Legislation will continue to remain law, in its entirety, likely for the foreseeable future.

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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies or estimates from those disclosed in our 2021 Annual Report on Form 10-K.

Results of Operations

During the three-month period ended June 30, 2022, net income was $5.2 million, as compared to $6.6 million during the second quarter of 2021.  The $1.4 million decrease was attributable to:

•	a decrease of $1.3 million resulting from the gain recorded during the second quarter of 2021 related to the sale of certain real estate assets;
•

a decrease of $737,000 related to a vacant specialty hospital located in Chicago, Illinois, on which, as discussed in Note 7 to the consolidated financial statements, the lease expired on December 31, 2021;

•	a decrease of $184,000 resulting from an increase in interest expense primarily due to increased borrowings and an increase in our interest rate;

•	a net increase of $341,000 resulting from the asset purchase and sale agreement with UHS that occurred on December 31, 2021;
•	an increase of $335,000 resulting from the impact of the fair market value lease renewal on Wellington Regional Medical Center, which became effective on January 1, 2022, and;
•	$146,000 of other combined net increases.

During the six-month period ended June 30, 2022, net income was $10.6 million, as compared to $12.2 million during the six-month period ended June 30, 2021.  The $1.6 million increase was attributable to:

•	a decrease of $1.3 million resulting from the gain recorded during the second quarter of 2021 related to the sale of certain real estate assets;
•	a decrease of $1.6 million related to a vacant specialty hospital located in Chicago, Illinois, on which the lease expired on December 31, 2021;
•	a decrease of $273,000 resulting from an increase in interest expense primarily due to increased borrowings and in increase in our interest rate;
•	a net increase of $666,000 resulting from the asset purchase and sale agreement with UHS that occurred on December 31, 2021;
•	an increase of $670,000 resulting from the impact of the fair market value lease renewal on Wellington Regional Medical Center, which became effective on January 1, 2022, and;
•	$278,000 of other combined net increases.

Revenues increased $1.3 million to $22.2 million during the three-month period ended June 30, 2022, as compared to $20.9 million during the three-month period ended June 30, 2021. The increase during the second quarter of 2022, as compared to the second quarter of 2021, was due to: (i) a $926,000 increase due to the recording on a consolidated basis of Grayson Properties, LP (effective as of November 1, 2021 as discussed in Note 5 to the consolidated financial statements), resulting from our purchase of the 5% minority ownership interest in the entity; (ii) a $335,000 increase resulting from the fair market value lease renewal on Wellington Regional Medical Center, which became effective on January 1, 2022; (iii) a $270,000 net increase resulting from the December 31, 2021 asset purchase and sale agreement with UHS whereby we divested the real estate assets of the Inland Valley Campus of Southwest Healthcare System and acquired the real estate assets of Aiken Regional Medical Center and Canyon Creek Behavioral Health; (iv) a $154,000 aggregate net increase generated at various properties, including the impact of acquisitions and divestitures, partially offset by; (v) a $390,000 decrease resulting from the December 31, 2021 lease expiration on the specialty hospital located in Chicago, Illinois. Although our revenues and expenses increased during the second quarter of 2022, as compared to the second quarter of 2021, resulting from the recording of Grayson Properties, LP on a consolidated basis effective as of November 1, 2021, there was no significant impact on our net income resulting from the change from the unconsolidated/equity method basis.

Revenues increased $2.8 million to $44.3 million during the six-month period ended June 30, 2022, as compared to $41.6 million during the six-month period ended June 30, 2021. The increase during the first six months of 2022, as compared to the first six months of 2021, was due to: (i) a $1.8 million increase due to the recording on a consolidated basis of Grayson Properties, LP (effective as of November 1, 2021 as discussed above and in Note 5 to the consolidated financial statements); (ii) a $670,000 increase resulting from the fair market value lease renewal on Wellington Regional Medical Center, which became effective on January 1, 2022; (iii) a $523,000 net increase resulting from the December 31, 2021 asset purchase and sale agreement with UHS whereby we divested the real estate assets of the Inland Valley Campus of Southwest Healthcare System and acquired the real estate assets of Aiken Regional Medical Center and Canyon Creek Behavioral Health; (iv) a $513,000 aggregate net increase generated at various properties, including the impact of acquisitions and divestitures, partially offset by; (v) a $780,000 decrease resulting from the December 31, 2021 lease expiration on the specialty hospital located in Chicago, Illinois. As mentioned above, although our revenues and expenses increased during the first six months of 2022, as compared to the first six months of 2021, resulting from the recording of Grayson Properties, LP on a consolidated basis, there was no significant impact on our net income resulting from the change from the unconsolidated/equity method basis.

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

Included in our other operating expenses are expenses related to the consolidated medical office buildings and three vacant specialty facilities. Other operating expenses totaled $6.0 million and $5.0 million for the three-month periods ended June 30, 2022 and 2021, respectively. The $1.0 million increase in our other operating expenses during the second quarter of 2022, as compared to the second quarter of 2021, was due primarily to: (i) $347,000 of operating expenses incurred during the second quarter of 2022 at a vacant specialty facility located in Chicago, Illinois, on which the lease expired on December 31, 2021 (the operating expenses for this facility were the tenant’s responsibility through the lease expiration date); (ii) $463,000 of other operating expenses recorded during the second quarter of 2022 in connection with Grayson Properties, LP, which as discussed above, was recorded on a consolidated basis effective as of November 1, 2021, and; (iii) $167,000 of other combined increased expenses.

Other operating expenses related to the consolidated medical office buildings and three vacant specialty facilities, as applicable, totaled $12.1 million and $9.8 million for the six-month periods ended June 30, 2022 and 2021, respectively. The $2.2 million increase in our other operating expenses during the first six months of 2022, as compared to the first six months of 2021, was due primarily to: (i) $840,000 of operating expenses incurred during the first six months of 2022 at the above-mentioned vacant specialty facility located in Chicago, Illinois, on which the lease expired on December 31, 2021; (ii) $915,000 of other operating expenses recorded during the first six months of 2022 in connection with Grayson Properties, LP, which as discussed above, was recorded on a consolidated basis effective as of November 1, 2021, and; (iii) $484,000 of other combined increased expenses.

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

Below is a reconciliation of our reported net income to FFO for the three and six-month periods ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$5,218	$6,621	$10,623	$12,207
Depreciation and amortization expense on consolidated investments	6,679	6,951	13,388	13,738
Depreciation and amortization expense on unconsolidated affiliates	295	374	590	736
Gain on sale of real estate assets	-	(1,304)	-	(1,304)
Funds From Operations	$12,192	$12,642	$24,601	$25,377
Weighted average number of shares outstanding - Diluted	13,789	13,776	13,788	13,773
Funds From Operations per diluted share	$0.88	$0.92	$1.78	$1.84

Our FFO decreased $450,000 during the second quarter of 2022, as compared to the second quarter of 2021.  The net decrease was primarily due to: (i) a net decrease in net income of $99,000; excluding the $1.3 million gain recorded during the second quarter of 2021 related to the sale of certain real estate assets (which we exclude from our calculation of FFO), as discussed above, and; (ii) a $351,000 decrease in depreciation and amortization expense incurred on our consolidated and unconsolidated affiliates.

Our FFO decreased $776,000 during the first six months of 2022, as compared to the first six months of 2021.  The net decrease was primarily due to: (i) the net decrease in net income of $280,000; excluding the $1.3 million gain recorded during the second quarter of 2021 related to the sale of certain real estate assets (which we exclude from our calculation of FFO), as discussed above, and; (ii) a $496,000 decrease in depreciation and amortization expense incurred on our consolidated and unconsolidated affiliates.

Other Operating Results

Interest Expense:

As reflected in the schedule below, interest expense was $2.4 million and $2.2 million during the three-month periods ended June 30, 2022 and 2021, respectively, and $4.6 million and $4.3 million during the six-month periods ended June 30, 2022 and 2021, respectively (amounts in thousands):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Revolving credit agreement	$1,550	$1,029	$2,718	$1,996
Mortgage interest	584	629	1,196	1,264
Interest rate swaps expense, net (a.)	87	320	374	629
Amortization of financing fees	183	216	361	432
Amortization of fair value of debt	(13)	(13)	(26)	(26)
Capitalized interest on major projects	(35)	-	(56)	-
Other interest	11	2	22	21
Interest expense, net	$2,367	$2,183	$4,589	$4,316

(a.)	Represents interest paid by us to the counterparties pursuant to three interest rate SWAPs with a combined notional amount of $140 million.

Interest expense increased by $184,000 during the three-month period ended June 30, 2022, as compared to the comparable period of 2021, due primarily to: (i) a $521,000 increase in the interest expense on our revolving credit agreement primarily resulting from an increase in our average outstanding borrowings ($272.5 million during the three months ended June 30, 2022 as compared to $248.2 million in the comparable quarter of 2021) as well as an increase in our average cost of borrowings (2.28% average effective rate during the second quarter of 2022, as compared to 1.66% average effective rate during the comparable quarter of 2021); (ii) $9,000 of other combined net increases in interest expense, partially offset by; (iii) a $233,000 decrease in interest rate swap expense; (iv) a $45,000 decrease in mortgage interest expense; (v) a $35,000 decrease due to an increase in capitalized interest on a major project, and; (vi) a $33,000 decrease in amortization of financing fees and fair value of debt.

Interest expense increased by $273,000 during the six-month period ended June 30, 2022, as compared to the comparable period of 2021, due primarily to: (i) a $722,000 increase in the interest expense on our revolving credit agreement primarily resulting from an increase in our average outstanding borrowings ($270.8 million during the six months ended June 30, 2022 as compared to $243.7 million in the comparable six-month period of 2021) as well as an increase in our average cost of borrowings (2.02% average effective rate during the first six months of 2022, as compared to 1.65% average effective rate during the comparable six months of 2021); (ii) $1,000 of other combined net increases in interest expense, partially offset by; (iii) a $255,000 decrease in interest rate swap expense; (iv) a $68,000 decrease in mortgage interest expense; (v) a $71,000 decrease in amortization of financing fees and fair value of debt, and; (vi) a $56,000 decrease due to an increase in capitalized interest on a major project.

Disclosures Related to Certain Facilities

Please refer to Note 7 to the consolidated financial statements - Lease Accounting, for additional information regarding certain of our vacant specialty hospital facilities consisting of Evansville, Indiana; Corpus Christi, Texas, and; Chicago, Illinois.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $24.9 million during the six-month period ended June 30, 2022 as compared to $25.4 million during the comparable period of 2021. The $456,000 net decrease was attributable to:

•

an unfavorable change of $746,000 due to a decrease in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization related to above/below market leases, amortization of debt premium, amortization of deferred financing costs, stock-based compensation and gain on sale of real estate assets), as discussed above;

•	an unfavorable change of $112,000 in lease receivable;
•	an unfavorable change of $602,000 in tenant reserves, deposits and deferred and prepaid rents;
•	an unfavorable change of $200,000 in leasing costs paid;
•	a favorable change of $343,000 in accrued expenses and other liabilities;
•	other combined net favorable change of $861,000, resulting primarily from the timing of deposits made on acquisitions and prepaid expense payments.

Net cash used in investing activities

Net cash used in investing activities was $25.8 million during the first six months of 2022 as compared to $23.2 million during the first six months of 2021.

During the six-month period ended June 30, 2022 we funded: (i) $13.6 million, including transaction costs, on the acquisitions of the Beaumont Heart and Vascular Center in March, 2022, and; the 140 Thomas Johnson Drive medical office building in January, 2022, as discussed in Note 4 to the consolidated financial statements–Acquisitions and Divestitures; (ii) $11.2 million in additions to real estate investments including construction costs related to the Sierra Medical Plaza I medical office building located in Reno, Nevada, that is scheduled to be completed during the first quarter of 2023, as well as tenant improvements at various MOBs, and; (iii) $1.3 million as part of the asset purchase and sale agreement with UHS, as discussed in Note 2 to the consolidated financial statements-Relationship with UHS and Related Party Transactions. In addition, during the six-months ended June 30, 2022, we received approximately $391,000 of cash in excess of income from LLCs.

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

Net cash (used in)/ provided by financing activities

Net cash used in financing activities was $13.2 million during the six months ended June 30, 2022, as compared to $1.8 million of cash provided by financing activities during the six months ended June 30, 2021.

During the six-month period ended June 30, 2022, we paid: (i) $6.2 million on mortgage notes payable that are non-recourse to us, including a $5.1 million repayment of a fixed rate mortgage loan that matured during the second quarter of 2022; (ii) $26,000 of financing costs related to the revolving credit agreement, and; (iii) $19.5 million of dividends, including $60,000 of accrued dividends. Additionally, during the six months ended June 30, 2022, we received: (i) $12.4 million of net borrowings on our revolving credit agreement, and; (ii) $94,000 of net cash from the issuance of shares of beneficial interest.

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

During 2020, we commenced an at-the-market (“ATM”) equity issuance program, pursuant to the terms of which we may sell, from time-to-time, common shares of our beneficial interest up to an aggregate sales price of $100 million to or through our agent banks. No shares were issued pursuant to this ATM equity program during the first six months of 2022 and no shares were issued pursuant to this ATM equity program during the year ended December 31, 2021.

Additional cash flow and dividends paid information for the six-month periods ended June 30, 2022 and 2021:

As indicated on our condensed consolidated statement of cash flows, we generated net cash provided by operating activities of $24.9 million and $25.4 million during the six-month periods ended June 30, 2022 and 2021, respectively. As also indicated on our statement of cash flows, non-cash expenses including depreciation and amortization expense, amortization related to above/below market leases, amortization of debt premium, amortization of deferred financing costs, stock-based compensation expense and gain on sale of real estate assets are the primary differences between our net income and net cash provided by operating activities during each period.

We declared and paid dividends of $19.5 million and $19.2 million during the six-month periods ended June 30, 2022 and 2021, respectively. During the first six months of 2022, the $24.9 million of net cash provided by operating activities was approximately $5.4 million greater than the $19.5 million of dividends paid during the first six months of 2022. During the first six months of 2021, the $25.4 million of net cash provided by operating activities was approximately $6.2 million greater than the $19.2 million of dividends paid during the first six months of 2021.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the six months ended June 30, 2022 and 2021.  From time to time, various other sources and uses of cash may include items such as investments and advances made to/from LLCs, additions to real estate investments, acquisitions/divestiture of properties, net borrowings/repayments of debt, and proceeds generated from the issuance of equity. Therefore, in any given period, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties. Rather, our dividends as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our $375 million revolving credit agreement (which had $87.5 million of available borrowing capacity, net of outstanding borrowings and letters of credit as of June 30, 2022); (ii) borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our consolidated and unconsolidated LLCs/LPs; (iii) the issuance of equity pursuant to our ATM program, and/or; (iv) the issuance of other long-term debt.

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

The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At June 30, 2022, the applicable margin over the LIBOR rate was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%.

At June 30, 2022, we had $284.3 million of outstanding borrowings and $3.2 million of letters of credit outstanding under our Credit Agreement.  We had $87.5 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of June 30, 2022. There are no compensating balance requirements.  At December 31, 2021, we had $271.9 million of outstanding borrowings, $3.2 million of outstanding letters of credit and $99.9 million of available borrowing capacity.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts then outstanding under the Credit Agreement. We are in compliance with all of the covenants in the Credit Agreement at June 30, 2022 and were in compliance with all of the covenants in the Credit Agreement at December 31, 2021. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	June 30, 2022	December 31, 2021
Tangible net worth	> =$125,000	$224,098	$225,355
Total leverage	< 60%	42.5%	43.1%
Secured leverage	< 30%	6.4%	7.4%
Unencumbered leverage	< 60%	41.1%	41.9%
Fixed charge coverage	> 1.50x	4.8x	4.8x

 As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of June 30, 2022 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
BRB Medical Office Building fixed rate mortgage loan (b.)	$5,163	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan (b.)	4,276	3.62%	January, 2023
2704 North Tenaya Way fixed rate mortgage loan	6,336	4.95%	November, 2023
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	12,683	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	2,036	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	8,336	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	12,152	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	50,982
Less net financing fees	(318)
Plus net debt premium	65
Total mortgages notes payable, non-recourse to us, net	$50,729

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)	This loan is scheduled to mature within the next twelve months. We intend to refinance this loan prior to the maturity date.

On June 1, 2022, the $5.1 million fixed rate mortgage loan on 700 Shadow Lane and Goldring MOBs was fully repaid utilizing borrowings under our Credit Agreement.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of June 30, 2022 had a combined fair value of approximately $50.1 million.  At December 31, 2021, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The combined outstanding balance of these various mortgages at December 31, 2021 was $57.2 million and had a combined fair value of approximately $59.4 million.

Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Off Balance Sheet Arrangements

As of June 30, 2022, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments.  Our outstanding letters of credit at June 30, 2022 totaled $3.2 million related to Grayson Properties II.  As of December 31, 2021 we had off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at December 31, 2021 totaled $3.2 million related to Grayson Properties II.

Acquisition and Divestiture Activity

Please see Note 4 to the consolidated financial statements for completed transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes in the quantitative and qualitative disclosures during the first six months of 2022, except for the additional disclosure below.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At June 30, 2022, the fair value of our interest rate swaps was a net asset of $8.8 million which is included in deferred charges and other assets on the accompanying condensed consolidated balance sheet. During the second quarter of 2022, we paid or accrued approximately $122,000 to the counterparty by us, offset by $35,000 in receipts from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps.  During the first six months of 2022, we paid or accrued approximately $412,000 to the counterparty by us, offset by $35,000 in receipts from the counterparty and adjusted for the previous quarter accrual, pursuant to the terms of the swaps. From inception of the swap agreements through June 30, 2022 we paid or accrued approximately $2.3 million in net payments made to the counterparty by us pursuant to the terms of the swap (consisting of approximately $234,000 in payments or accruals made to us by the counterparty, offset by approximately $2.5 million of payments due to the counterparty from us).  Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity.  Amounts are classified from AOCI to the income statement in the period or periods the hedged transaction affects earnings.  We do not expect any gains or losses on our interest rate swaps to be reclassified to earnings in the next twelve months.

The sensitivity analysis related to our fixed and variable rate debt assumes current market rates with all other variables held constant. As of June 30, 2022, the fair value and carrying value of our debt is approximately $334.4 million and $335.3 million, respectively. As of that date, the fair value exceeds the carrying value by approximately $900,000.

The table below presents information about our financial instruments that are sensitive to changes in interest rates. The interest rate swaps include the $50 million swap agreement entered into during the third quarter of 2019, the $35 million swap agreement entered into in January, 2020 and the $55 million swap agreement entered into in March, 2020. For debt obligations, the amounts of which are as of June 30, 2022, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Long-term debt:
Fixed rate:
Debt(a)	$6,027	$11,892	$13,551	$939	$600	$17,973	$50,982
Average interest rates	4.40%	4.40%	4.40%	4.30%	4.20%	4.30%	4.4%
Variable rate:
Debt(b)	$—	$—	$—	$284,300	$—	$—	$284,300
Average interest rates	—	—	—	2.68%	—	—	2.68%
Interest rate swaps:
Notional amount(c)	$—	$—	$85,000	$—	$—	$55,000	$140,000
Interest rates	—	—	1.320%	—	—	0.565%	1.070%
(a)	Consists of non-recourse mortgage notes payable.
(b)	Includes $284.3 million of outstanding borrowings under the terms of our $375 million revolving credit agreement which has a maturity date of July 2, 2025.
(c)

Includes a $50 million interest rate swap that became effective on September 16, 2019, and a $35 million interest rate swap that became effective on January 15, 2020, both of which are scheduled to mature during 2024. Additionally, included is a $55 million interest rate swap that became effective on March 25, 2020, which is scheduled to mature in 2027.

As calculated based upon our variable rate debt outstanding as of June 30, 2022 that is subject to interest rate fluctuations, and giving effect to the above-mentioned interest rate swap, each 1% change in interest rates would impact our net income by approximately $1.4 million.

Item 4. Controls and Procedures

As of June 30, 2022, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”).

Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 8, 2022	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

/s/ Alan B. Miller
Alan B. Miller,
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Charles F. Boyle
Charles F. Boyle, Vice President and Chief Financial Officer (Principal Financial Officer)