Form 10-K
period 2022-12-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2023-02-27
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 401(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

Aggregate market value of voting shares and non-voting shares held by non-affiliates as of June 30, 2022: $681.4 million (For the purpose of this calculation only, all members of the Board of Trustees are deemed to be affiliates). Number of shares of beneficial interest outstanding of registrant as of January 31, 2023: 13,803,338.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for our 2023 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2022 (incorporated by reference under Part III).

UNIVERSAL HEALTH REALTY INCOME TRUST

2022 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2022. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

As disclosed in this Annual Report, including in Part I, Item 1.-Relationship with Universal Health Services, Inc. (“UHS”), a wholly-owned subsidiary of UHS (UHS of Delaware, Inc.) serves as our Advisor pursuant to the terms of an annually renewable Advisory Agreement dated December 24, 1986, and as amended and restated as of January 1, 2019. The advisory agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by our Trustees who are unaffiliated with UHS, that the Advisor’s performance has been satisfactory. The Advisory Agreement was renewed for 2023 with the same terms as the Advisory Agreement in place during 2022, 2021 and 2020. Our officers are all employees of UHS through its wholly-owned subsidiary, UHS of Delaware, Inc. In addition, as of five of our hospital facilities are leased to wholly-owned subsidiaries of UHS, one of our hospital facilities is leased to a joint venture between a wholly-owned subsidiary of UHS and a third party, and subsidiaries of UHS are or will be tenants of twenty medical office buildings (“MOBs”), including one that is under construction and expected to be completed in March, 2023, or free-standing emergency departments, that are either wholly or jointly-owned by us. Any reference to “UHS” or “UHS facilities” in this report is referring to Universal Health Services, Inc.’s subsidiaries, including UHS of Delaware, Inc.

In this Annual Report, the term “revenues” does not include the revenues of the unconsolidated limited liability companies in which we have various non-controlling equity interests ranging from 33% to 95%. As of December 31, 2022, we had investments in four jointly-owned LLCs/LPs. We currently account for our share of the income/loss from these investments by the equity method (see Note 8 to the Consolidated Financial Statements included herein).

PART I

ITEM 1. Business

General

We are a real estate investment trust (“REIT”) which commenced operations in 1986. We invest in healthcare and human service related facilities currently including acute care hospitals, behavioral health care hospitals, specialty facilities, free-standing emergency departments, childcare centers and medical/office buildings. As of February 27, 2023, we have seventy-six real estate investments or commitments located in twenty-one states in the United States consisting of: (i) six hospital facilities including three acute care and three behavioral health care; (ii) fifty-nine medical/office buildings; (iii) four free-standing emergency departments (“FEDs”); (iv) four preschool and childcare centers, and; (v) three specialty facilities that are currently vacant, one of which is currently in the process of being demolished and demolition is expected to be completed during the second quarter of 2023.

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

In accordance with Section 303A.12(a) of The New York Stock Exchange Listed Company Manual, we submitted our CEO’s Certification to the New York Stock Exchange in 2022. Additionally, contained in Exhibits 31.1 and 31.2 of this Annual Report are our CEO’s and CFO’s certifications regarding the quality of our public disclosure under Section 302 of the Sarbanes-Oxley Act of 2002.

Overview of Facilities

As of February 27, 2023, we have investments in seventy-six facilities located in twenty-one states and consisting of the following:

Facility Name	Location	Type of Facility	Ownership	Guarantor
McAllen Medical Center (A)	McAllen, TX	Acute Care	100%	Universal Health Services, Inc.
Wellington Regional Medical Center (A)	W. Palm Beach, FL	Acute Care	100%	Universal Health Services, Inc.
Aiken Regional Medical Center (A) (M)	Aiken, SC	Acute Care	100%	Universal Health Services, Inc.
Aurora Pavilion Behavioral Health Services (A) (M)	Aiken, SC	Behavioral Health	100%	Universal Health Services, Inc.
Canyon Creek Behavioral Health (A) (M)	Temple, TX	Behavioral Health	100%	Universal Health Services, Inc.
Clive Behavioral Health (D) (J)	Clive, IA	Behavioral Health	100%	Universal Health Services, Inc. and Catholic Health Initiatives-Iowa, Corp.
4058 W. Melrose Facility (N)	Chicago, IL	Specialty	100%	--
Corpus Christi Facility (F)	Corpus Christi, TX	Specialty	100%	--
Evansville Facility (G)	Evansville, IN	Specialty	100%	--
Family Doctor’s Medical Office Bldg. (B)	Shreveport, LA	MOB	100%	Christus Health Northern Louisiana
Professional Buildings at Kings Crossing
Building A (B)	Kingwood, TX	MOB	100%	--
Building B (B)	Kingwood, TX	MOB	100%	--
Chesterbrook Academy (B)	Audubon, PA	Preschool & Childcare	100%	SEG, Incorporated
Chesterbrook Academy (B)	New Britain, PA	Preschool & Childcare	100%	SEG, Incorporated
Chesterbrook Academy (B)	Newtown, PA	Preschool & Childcare	100%	SEG, Incorporated
Chesterbrook Academy (B)	Uwchlan, PA	Preschool & Childcare	100%	SEG, Incorporated
Southern Crescent Center I (B)	Riverdale, GA	MOB	100%	--
Southern Crescent Center, II (D)	Riverdale, GA	MOB	100%	--
St. Matthews Medical Plaza II (C)	Louisville, KY	MOB	33%	--
Desert Valley Medical Center (E)	Phoenix, AZ	MOB	100%	--
Cypresswood Professional Center (B)
8101	Spring, TX	MOB	100%	--
8111	Spring, TX	MOB	100%	--
Desert Springs Medical Plaza (D)	Las Vegas, NV	MOB	100%	--
701 South Tonopah Bldg. (A)	Las Vegas, NV	MOB	100%	--
Santa Fe Professional Plaza (E)	Scottsdale, AZ	MOB	100%	--
Summerlin Hospital MOB I (D)	Las Vegas, NV	MOB	100%	--
Summerlin Hospital MOB II (D)	Las Vegas, NV	MOB	100%	--
Danbury Medical Plaza (B)	Danbury, CT	MOB	100%	--
Mid Coast Hospital MOB (C)	Brunswick, ME	MOB	74%	--
Rosenberg Children’s Medical Plaza (E)	Phoenix, AZ	MOB	100%	--

Facility Name	Location	Type of Facility	Ownership	Guarantor
Gold Shadow (D)
700 Shadow Lane MOB	Las Vegas, NV	MOB	100%	--
2010 & 2020 Goldring MOBs	Las Vegas, NV	MOB	100%	--
Apache Junction Medical Plaza (E)	Apache Junction, AZ	MOB	100%	--
Spring Valley Medical Office Building (D)	Las Vegas, NV	MOB	100%	--
Spring Valley Hospital Medical Office Building II (D)	Las Vegas, NV	MOB	100%	--
Sierra San Antonio Medical Plaza (E)	Fontana, CA	MOB	100%	--
Phoenix Children’s East Valley Care Center (E)	Phoenix, AZ	MOB	100%	--
Centennial Hills Medical Office Building (D)	Las Vegas, NV	MOB	100%	--
Palmdale Medical Plaza (D)	Palmdale, CA	MOB	100%	--
Summerlin Hospital Medical Office Building III (D)	Las Vegas, NV	MOB	100%	--
Vista Medical Terrace (D)	Sparks, NV	MOB	100%	--
The Sparks Medical Building (D)	Sparks, NV	MOB	100%	--
Texoma Medical Plaza (D) (Q)	Denison, TX	MOB	100%	--
BRB Medical Office Building (E)	Kingwood, TX	MOB	100%	--
3811 E. Bell (E)	Phoenix, AZ	MOB	100%	--
Lake Pointe Medical Arts Building (E)	Rowlett, TX	MOB	100%	--
Forney Medical Plaza (E)	Forney, TX	MOB	100%	--
Tuscan Professional Building (E)	Irving, TX	MOB	100%	--
Emory at Dunwoody Building (E)	Atlanta, GA	MOB	100%	--
PeaceHealth Medical Clinic (E)	Bellingham, WA	MOB	100%	--
Forney Medical Plaza II (C)	Forney, TX	MOB	95%	--
Northwest Texas Professional Office Tower (E)	Amarillo, TX	MOB	100%	--
5004 Poole Road MOB (A)	Denison, TX	MOB	100%	--
Ward Eagle Office Village (E)	Farmington Hills, MI	MOB	100%	--
The Northwest Medical Center at Sugar Creek (E)	Bentonville, AR	MOB	100%	--
Hanover Emergency Center (E)	Mechanicsville, VA	FED	100%	--
South Texas ER at Weslaco (A)	Weslaco, TX	FED	100%	--
South Texas ER at Mission (A)	Mission, TX	FED	100%	--
Haas Medical Office Park (E)	Ottumwa, IA	MOB	100%	Regional Hospital Partners
Piedmont - Roswell Physician Center (E)	Sandy Springs, GA	MOB	100%	--
Piedmont - Vinings Physician Center (E)	Vinings, GA	MOB	100%	--
Madison Professional Office Building (E)	Madison, AL	MOB	100%	--
Chandler Corporate Center III (E)	Chandler, AZ	MOB	100%	--
Frederick Crestwood MOB (E)	Frederick, MD	MOB	100%	--
2704 North Tenaya Way (E)	Las Vegas, NV	MOB	100%	--
Henderson Medical Plaza (D)	Henderson, NV	MOB	100%	--
Health Center at Hamburg (E)	Hamburg, PA	MOB	100%	--
Las Palmas Del Sol Emergency Center-West (E)	El Paso, TX	FED	100%	--
Beaumont Medical Sleep Center Building (E)	Southfield, MI	MOB	100%	--
Bellin Health Family Medicine Center (E)	Escanaba, MI	MOB	100%	--
Texoma Medical Plaza II (H) (K)	Denison, TX	MOB	95%	--
Sand Point Medical Properties (L)	Escanaba, MI	MOB	100%	Fresenius Medical Care Holdings, Inc.
Fire Mesa (A) (O)	Las Vegas, NV	Office Building	100%	Universal Health Services, Inc.
140 Thomas Jefferson Drive (P)	Frederick, MD	MOB	100%	--
Beaumont Heart and Vascular Center (R.)	Dearborn, MI	MOB	100%	--
Sierra Medical Plaza I (I)	Reno, Nevada	MOB	100%	--

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
(I)
Construction on this UHS-related MOB began in January, 2022 and a non-related party has been engaged to act as construction manager. The MOB is located on the campus of the Northern Nevada Sierra Medical Center, a newly constructed 158-bed hospital that is owned and operated by a wholly-owned subsidiary of UHS, which was completed during in April, 2022. The MOB is expected to be completed in March, 2023. A wholly-owned subsidiary of UHS has entered into a master flex-lease agreement for approximately 68% of the rentable square feet, subject to reduction based upon the execution of third-party leases.
(J)
Construction on this UHS-related hospital facility was substantially completed in December, 2020. This property is leased to a joint venture between a wholly-owned subsidiary of UHS and Catholic Health Initiatives-Iowa, Corp.
(K)
Construction on this property was substantially completed in December, 2020. The master lease commenced on December 11, 2020.
(L)
This property was acquired in late December, 2020.
(M)
On December 31, 2021, pursuant to an asset purchase and sale agreement, as amended, with UHS and certain affiliates, a wholly-owned subsidiary of UHS purchased the real estate assets of the Inland Valley Campus of Southwest Healthcare System from us; and we purchased from two wholly-owned subsidiaries of UHS, the real estate assets of Aiken Regional Medical Center (including a behavioral health pavilion) and Canyon Creek Behavioral Health. In connection with this transaction, we paid approximately $4.1 million in cash to UHS which was the amount by which the fair market values of Aiken Regional Medical Center and Canyon Creek Behavioral Health exceeded the fair market value of the Inland Valley Campus of Southwest Healthcare System. Please see Note 2 to the consolidated financial statements for further details surrounding this transaction.

(N)
The lease on this facility expired on December 31, 2021. The facility is vacant and has been marketed to third parties that had potential interest in purchasing or leasing the property in its existing form. During the fourth quarter of 2022, we decided to raze the building which is estimated to be completed during the second quarter of 2023. Please see Note 4 to the consolidated financial statements for further details surrounding this property.
(O)
This office building was acquired in May, 2021.
(P)
This MOB was acquired in January, 2022.
(Q)
During the fourth quarter of 2021, we purchased the 5% minority interest held by a third-party partner in Grayson Properties, LP. As a result of the minority ownership purchase, we now own 100% of the LP.
(R)
This MOB was acquired in March, 2022.

Other Information

Included in our portfolio at December 31, 2022, are six hospital facilities leased to subsidiaries of UHS comprised of three acute care hospitals and three behavioral health care hospitals (one of which was substantially completed in late December, 2020, and three of which were acquired as part of an asset purchase and sale agreement with UHS on December 31, 2021, as amended, as discussed herein). The combined revenues generated from the leases on these hospitals comprised approximately 26% of our consolidated revenues during 2022. During 2021 and 2020, the combined revenues generated from the leases on the hospitals leased to subsidiaries of UHS during those years comprised approximately 25% and 22%, respectively, of our consolidated revenues. As of January 1, 2023, leases on the six acute and behavioral health care hospitals have fixed terms with an average of 9.6 years remaining and include renewal options ranging from one to seven, five or ten-year terms. The remaining lease terms for each hospital, which vary by hospital, are included herein in Item 2. Properties.

Also included in our portfolio at December 31, 2022, are three vacant specialty facilities which were formerly leased to non-related parties. The lease on one of these specialty facilities, located in Chicago, Illinois, expired on December 31, 2021, and the leases on the other two facilities, located in Corpus Christi, Texas and Evansville, Indiana, expired during 2019. The facility located in Chicago, Illinois, has been marketed to third-parties that had potential interest in purchasing or leasing the property in its existing form. However, during the fourth quarter of 2022, after evaluation of the most suitable future uses of the property, as well as an effort to reduce its ongoing operating and maintenance expenses, we decided to raze the building. Demolition, which commenced during the fourth quarter of 2022, and is expected to be completed during the second quarter of 2023, is expected to cost approximately $1.4 million ($332,000 of which was incurred as of December 31, 2022). We continue to market these three properties to third parties.

We believe a facility’s earnings before interest, taxes, depreciation, amortization and lease rental expense (“EBITDAR”) and a facility’s EBITDAR divided by the sum of minimum rent plus additional rent payable to us (“Coverage Ratio”), which are non-GAAP financial measures, are helpful to us and our investors as a measure of the operating performance of a hospital facility. EBITDAR, which is used as an indicator of a facility’s estimated cash flow generated from operations (before rent expense, capital additions and debt service), is used by us in evaluating a facility’s financial viability and its ability to pay rent. For the six occupied hospitals owned by us at the end of 2022, all of which were leased to subsidiaries of UHS, the combined weighted average Coverage Ratio was approximately 4.5 (ranging from -1.0 to 9.7, with two behavioral health care hospitals that opened during the fourth quarter of 2020 having negative Coverage Ratios). For the four occupied hospitals owned by us at the end of 2021, all of which were leased to subsidiaries of UHS (excluding the three hospitals acquired on December 31, 2021 and including the one hospital that was divested on December 31, 2021), the combined weighted average Coverage Ratio was approximately 7.9 (ranging from -1.4 to 18.4, with one behavioral health care hospital that opened during the fourth quarter of 2020 having a negative Coverage Ratio).

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

Relationship with Universal Health Services, Inc. (“UHS”)

Leases: We commenced operations in 1986 by purchasing certain properties from subsidiaries of UHS and immediately leasing the properties back to the respective subsidiaries. The base rentals and lease and renewal terms for each of the hospitals leased to subsidiaries of UHS as of January 1, 2023, are provided below. The base rents are paid monthly. The lease on McAllen Medical Center also provides for bonus rent which is paid quarterly based upon a computation that compares the hospital’s current quarter revenue to a corresponding quarter in the base year. The hospital leases with subsidiaries of UHS, with the exception of the lease on Clive Behavioral Health Hospital (which is operated by UHS in a joint venture with an unrelated third party), are unconditionally guaranteed by UHS and are cross-defaulted with one another. The lease for the Clive facility is guaranteed on a several basis by UHS (52%) and Catholic Health Initiatives-Iowa (48%).

The combined revenues generated from the leases on the three acute care and three behavioral health care hospital facilities leased to subsidiaries of UHS at December 31, 2022, accounted for approximately 26% of our consolidated revenues for the year ended December 31, 2022. The combined revenues generated from the leases on the three acute care and one behavioral health care hospital facilities leased to subsidiaries of UHS at December 31, 2021, (McAllen Medical Center, Wellington Regional Medical Center, Inland Valley Campus of Southwest Healthcare and Clive Behavioral Health), before giving effect to the December 31, 2021 asset purchase and sale agreement with UHS and certain of its affiliates, which was amended during the first quarter of 2022, as discussed below, accounted for approximately 23% of our consolidated revenue for the five years ended December 31, 2021 (approximately 25% and 22% for the years ended December 31, 2021 and 2020, respectively). In addition to the six UHS hospital facilities, we have twenty properties consisting of MOBs (including one that is under construction and expected to be completed in March, 2023) and FEDs that are either wholly or jointly-owned by us that include, or will include, tenants which are subsidiaries of UHS. The aggregate revenues generated from UHS-related tenants comprised approximately 34% of our consolidated revenue for the five years ended December 31, 2022 (approximately 40%, 37% and 33% for the years ended December 31, 2022, 2021 and 2020, respectively).

On December 31, 2021, we entered into an asset purchase and sale agreement with UHS and certain of its affiliates, which was amended during the first quarter of 2022, pursuant to the terms of which:

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
o
Canyon Creek Behavioral Health (“Canyon Creek”), located in Temple, Texas, at its fair-market value of approximately $26.0 million.
•
in connection with this transaction, since the fair-market value of Aiken and Canyon Creek, which totaled approximately $83.7 million in the aggregate, exceeded the $79.6 million fair-market value of the Inland Valley Campus of Southwest Healthcare System, we paid approximately $4.1 million in cash to UHS. This transaction generated a gain of approximately $68.4 million which is included in our consolidated statement of income for the year ended December 31, 2021.

The properties acquired by us in connection with the asset purchase and sale agreement with UHS, as amended, were accounted for as financing arrangements and our consolidated balance sheets as of December 31, 2022 and December 31, 2021 include financing receivables related to this transaction of $83.6 million and $82.4 million, respectively. Additionally, we structured the purchase and sale of the above-mentioned properties as a like-kind exchange of property under the provisions of Section 1031 of the Internal Revenue Code of 1986, as amended.

Also on December 31, 2021, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases as amended, (with us as lessor), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033. Subject to the terms of the master lease, Aiken and Canyon Creek have the right to renew their leases, at the then current fair market rent (as defined in the master lease), for seven, five-year optional renewal terms. Pursuant to the leases, as amended during the first quarter of 2022, the aggregate annual rental rate during 2022 on the acquired properties, which is payable to us on a monthly basis, was approximately $5.7 million ($3.9 million related to Aiken and $1.8 million related to Canyon Creek). The portion of the lease payments that is included in our consolidated statements of income, and reflected as interest income on financing leases, was approximately $5.5 million for the year ended December 31, 2022. There is no bonus rental component applicable to either of these leases. On January 1, 2023, the annual rent increased and on each January 1st thereafter through 2033, the annual rental rate will increase by 2.25% on a cumulative and compounded basis. Pursuant to the terms of the previous lease on the Inland Valley Campus of Southwest Healthcare System, we earned $4.5 million of lease revenue during the year ended December 31, 2021 ($2.6 million in base rental and $1.9 million in bonus rental).

Pursuant to the terms of the master leases by and among us and certain subsidiaries of UHS, dated December 24, 1986 and December 31, 2021 (the “Master Leases”), which govern the leases of McAllen Medical Center, Wellington Regional Medical Center (governed by the Master Lease dated December 24, 1986), Aiken Regional Medical Center and Canyon Creek Behavioral Health (governed by the Master Lease dated December 31, 2021, as amended), all of which are hospital properties that are wholly-owned subsidiaries of UHS, UHS has the option, among other things, to renew the leases at the lease terms described below by providing notice to us at least 90 days prior to the termination of the then current term. UHS also has the right to purchase the respective leased facilities from us at their appraised fair market value upon any of the following: (i) at the end of the lease terms or any renewal terms; (ii) upon one month’s notice should a change of control of the Trust occur, or; (iii) within the time period as specified in the leases in the event that UHS provides notice to us of their intent to offer a substitution property/properties in exchange for one (or more) of the four wholly-owned UHS hospital facilities leased from us, should we be unable to reach an agreement with UHS on the properties to be substituted. Additionally, UHS has rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

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

The table below details the existing lease terms and renewal options for each of the hospital leases that are related to UHS as of January 1, 2023, consisting of three acute care hospitals and three behavioral health hospitals:

Hospital Name	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	$5,485,000	December, 2026	5 (a)
Wellington Regional Medical Center	$6,477,000	December, 2026	5 (b)
Aiken Regional Medical Center/Aurora Pavilion Behavioral Health Services	$3,982,000	December, 2033	35 (c)
Canyon Creek Behavioral Health	$1,800,000	December, 2033	35 (c)
Clive Behavioral Health Hospital	$2,701,000	December, 2040	50 (d)
(a)
UHS has one 5-year renewal option at existing lease rates (through 2031).
(b)
UHS has one 5-year renewal option at fair market value lease rates (through 2031; see additional disclosure below). The annual rental will increase by 2.5% on an annual compounded basis on each January 1st through 2026.
(c)
UHS has seven 5-year renewal options at fair market value lease rates (2034 through 2068). The annual rental rate will increase by 2.25% on a cumulative and compounded basis on each January 1st through 2033 .
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

Upon the December 31, 2021 expiration of the lease on Wellington Regional Medical Center located in West Palm Beach, Florida, a wholly-owned subsidiary of UHS exercised its fair market value renewal option and renewed the lease for a 5-year term scheduled to expire on December 31, 2026. Effective January 1, 2022, the annual fair market value lease rate for this hospital, which was payable to us monthly, was $6.3 million (there is no longer a bonus rental component of the lease payment). On January 1, 2023 the annual rent increased and on each January 1st thereafter through 2026, the annual rent will increase by 2.50% on a cumulative and compounded basis. Pursuant to the terms of the hospital’s previous lease, we earned aggregate lease revenue of $5.5 million during the year ended December 31, 2021, (consisting of $3.0 million of base rental and $2.5 million of bonus rental) and $5.1 million during the year ended December 31, 2020 (consisting of $3.0 million of base rental and $2.1 million of bonus rental).

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

In January, 2022, we entered into a ground lease and master flex-lease agreement with a wholly-owned subsidiary of UHS to develop, construct and own the real property of Sierra Medical Plaza I, an MOB located in Reno, Nevada, consisting of approximately 86,000 rentable square feet. This MOB is located on the campus of the Northern Nevada Sierra Medical Center, a newly constructed hospital that is owned and operated by a wholly-owned subsidiary of UHS, which was completed and opened during April of 2022. Construction of this MOB, for which we have engaged a non-related third party to act as construction manager, commenced in January, 2022, and is anticipated to be completed in March, 2023. The cost of the MOB is estimated to be approximately $34.6 million, $20.9 million of which has been incurred as of December 31, 2022. The master flex-lease agreement, which is subject to reduction based upon the execution of third-party leases, is for approximately 68% of the rentable square feet of the MOB at an initial minimum rent of $1.3 million annually.

During the fourth quarter of 2021, we purchased the 5% minority ownership interest held by a third-party member in Grayson Properties, LP which owns the Texoma Medical Plaza, an MOB located in Denison, Texas for approximately $3.1 million. The MOB is located on the campus of Texoma Medical Center, a hospital that is owned and operated by a wholly-owned subsidiary of UHS. A third-party appraisal was completed to determine the fair value of the property. As a result of this minority ownership purchase during the fourth quarter of 2021, we own 100% of the LP and are therefore consolidating this LP effective with the purchase date. There was no material impact on our net income as a result of the consolidation of this LP subsequent to the transaction. Please see Note 8 for additional disclosure surrounding this transaction.

In May, 2021, we acquired the Fire Mesa office building located in Las Vegas, Nevada for a purchase price of approximately $12.9 million. The building is 100% leased under the terms of a triple net lease by a wholly-owned subsidiary of UHS. The initial lease is scheduled to expire on August 31, 2027 and has two five-year renewal options. As discussed in Note 3, the acquisition of this office building is part of a series of planned tax-deferred like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code, as amended.

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

We are the lessee on twelve ground leases with subsidiaries of UHS (for consolidated and unconsolidated investments). The remaining lease terms on the ground leases with subsidiaries of UHS range from approximately 27 years to approximately 76 years. The annual aggregate lease payments on these properties were approximately $508,000 for the year ended 2022, $508,000 for each of the years ended 2023, 2024, 2025 and 2026, and an aggregate of $28.0 million thereafter. See Note 4 for further disclosure around our lease accounting.

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of December 31, 2022 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock or restricted stock units. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time compensation awards in the form of restricted stock, and/or cash bonuses.

Advisory Agreement: UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an advisory agreement dated December 24, 1986, and as amended and restated as of January 1, 2019 (the “Advisory Agreement”). Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory. The Advisory Agreement was renewed for 2023 with the same terms as the Advisory Agreement in place during 2022, 2021 and 2020.

Our advisory fee for 2022, 2021 and 2020 was computed at 0.70% of our average invested real estate assets, as derived from our consolidated balance sheet. Based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the advisory fee computation remained unchanged for 2022, as compared to 2021, 2020 and 2019. The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, lease receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Advisory fees incurred and paid (or payable) to UHS amounted to $5.1 million during 2022, $4.4 million during 2021 and $4.1 million during 2020 and were based upon average invested real estate assets of $728 million, $629 million and $592 million during 2022, 2021 and 2020, respectively.

Share Ownership: As of December 31, 2022 and 2021, UHS owned 5.7% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the Securities and Exchange Commission (“SEC”) and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from UHS-related tenants comprised approximately 34% of our consolidated revenue for the five years ended December 31, 2022 (approximately 40%, 37% and 33% for the years ended December 31, 2022, 2021 and 2020, respectively), and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

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

Regulation and Other Factors

During each of the years of 2022, 2021 and 2020, approximately 29%, 28% and 25%, respectively, of our revenues were earned pursuant to leases with operators of acute care hospitals, behavioral health care hospitals and free-standing emergency departments (“FEDs”), the substantial majority of which are subsidiaries of UHS. A significant portion of the revenue earned by the operators of our acute and behavioral health care hospitals and FEDs is derived from federal and state healthcare programs, including Medicare and Medicaid (excluding managed Medicare and Medicaid programs).

Our acute care facilities and behavioral health care hospitals derive a significant portion of their revenue from third-party payers, including the Medicare and Medicaid programs. Changes in these government programs in recent years have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for healthcare services. Payments from federal and state government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease program payments, as well as affect the cost of providing service to patients and the timing of payments to facilities. Neither we nor the operators of our hospital facilities are able to predict the effect of recent and future policy changes on our respective results of operations. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, the funding requirements and other provisions of the Patient Protection and Affordable Care Act (the "Legislation"), may affect the availability of taxpayer funds for Medicare and Medicaid programs. In addition, possible repeal or replacement of the Legislation may have significant impact on the reimbursement for healthcare services.

On December 14, 2018, a Texas Federal District Court declared the Legislation to be unconstitutional in its entirety. The Court concluded that the Individual Mandate is no longer permissible under Congress’s taxing power as a result of the Tax Cut and Jobs Act of 2017 (“TCJA”) reducing the Individual Mandate’s tax to $0 (i.e., it no longer produces revenue, which is an essential feature of a tax), rendering the Legislation unconstitutional. The court also held that because the individual mandate is “essential” to the Legislation and is inseverable from the rest of the law, the entire Legislation is unconstitutional. Because the court issued a declaratory judgment and did not enjoin the law, the Legislation remains in place pending its appeal. The case was appealed to the U.S. Supreme Court, which ultimately held in California v. Texas that the plaintiffs lacked standing to challenge the Legislation’s requirement to obtain minimum essential health insurance coverage, or the individual mandate. The Court dismissed the case without specifically ruling on the constitutionality of the Legislation. On September 7, 2022, the same Texas Federal District Court judge, in the case of Braidwood Management v. Becerra, ruled that the requirement that certain health plans cover services with an “A” or “B” recommendation from the U.S. Preventive Services Task Force without cost sharing violates the Appointments Clause of the U.S. Constitution and that the coverage of certain HIV prevention medication violates the Religious Freedom Restoration Act. We are unable to predict the outcome of this litigation or its potential impact at this time. While the results of the 2020 elections potentially reduce the risk of the Legislation being eliminated in whole or in part, the continued uncertainties regarding implementation of the Legislation create unpredictability for the strategic and business planning efforts of health care providers, which in itself constitutes a risk. If the rates paid or the scope of services covered by government payers are reduced, there could be a material adverse effect on the business, financial position and results of operations of the operators of our hospital facilities, and in turn, ours.

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

•
The financial ability of lessees to make rent payments to us may be affected by governmental regulations such as licensure, certification for participation in government programs, and government reimbursement, and;
•
Our bonus rent on the acute care hospitals operated by a subsidiary of UHS is based on the lessee’s net revenue which in turn is affected by the amount of reimbursement the lessee receives from the government.

A significant portion of the revenue earned by the operators of our acute care hospitals, behavioral health care hospitals and FEDs is derived from federal and state healthcare programs, including Medicare and Medicaid. Under the statutory framework of the Medicare and Medicaid programs, many of the general acute care operations are subject to administrative rulings, interpretations and discretion that may affect payments made under either or both of such programs as well as by other third party payers. The federal government makes payments to participating hospitals under its Medicare program based on various formulas. For inpatient services, the operators of our acute care hospitals are subject to an inpatient prospective payment system (“IPPS”). Under IPPS, hospitals are paid a predetermined fixed payment amount for each hospital discharge. The fixed payment amount is based upon each patient’s Medicare severity diagnosis related group (“MS-DRG”). Every MS-DRG is assigned a payment rate based upon the estimated intensity of hospital resources necessary to treat the average patient with that particular diagnosis. These rates are based upon historical national average costs and do not consider the actual costs incurred by a hospital in providing care. The MS-DRG rates are adjusted annually based on geographic region and are weighted based upon a statistically normal distribution of severity.

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

Our three acute care hospitals, three behavioral health care facilities and two FEDs operated by subsidiaries of UHS, as well as two FEDs operated by unaffiliated third-parties are located in Texas, Florida, Virginia, South Carolina and Iowa. We can provide no assurance that reductions to Medicaid revenues earned by operators of certain of our facilities, particularly our hospital operators in the above-mentioned states, will not have a material adverse effect on the future operating results of those operators which, in turn, could have a material adverse effect on us.

Executive Officers of the Registrant

Name	Age	Position
Alan B. Miller	85	Chairman of the Board, Chief Executive Officer and President
Charles F. Boyle	63	Senior Vice President and Chief Financial Officer
Cheryl K. Ramagano	60	Senior Vice President - Operations, Treasurer and Secretary
Karla J. Peterson	63	Vice President, Acquisitions and Development

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

Mr. Charles F. Boyle was appointed Senior Vice President and Chief Financial Officer during 2022, and had served as our Vice President and Chief Financial Officer since 2003. He had served as our Vice President and Controller since 1991. Mr. Boyle has held various positions at UHS since 1983. He was appointed Senior Vice President of UHS in 2017 and continues to serve as its Controller. He had served as Vice President and Controller of UHS since 2003 and as its Assistant Vice President-Corporate Accounting since 1994.

Ms. Cheryl K. Ramagano was appointed Senior Vice President-Operations, Treasurer and Secretary during 2022, and had served as Vice President, Treasurer and Secretary since 2003. She had served as our Vice President and Treasurer since 1992. Ms. Ramagano has held various positions at UHS since 1983. She was appointed Senior Vice President of UHS in 2017 and continues to serve as its Treasurer. She had served as Vice President and Treasurer of UHS since 2003 and as its Assistant Treasurer since 1994.

Ms. Karla J. Peterson was appointed Vice President of Acquisitions and Development upon the commencement of her employment with UHS in 2022.

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

Although COVID-19 has not had a material adverse impact on our results of operations through December 31, 2022, we believe that the potentially adverse impact that the pandemic may have on the future operations and financial results of our tenants, and in turn ours, will depend upon many factors, most of which are beyond our, or our tenants’, ability to control or predict. Such factors include, but are not limited to, the length of time and severity of the spread of the pandemic; the volume of canceled or rescheduled elective procedures and the volume of COVID-19 patients treated by the operators of our hospitals and other healthcare facilities; measures our tenants are taking to respond to the COVID-19 pandemic; the impact of government and administrative regulation, including travel bans and restrictions, shelter-in-place or stay-at-home orders, quarantines, the promotion of social distancing, business shutdowns and limitations on business activity; changes in patient volumes at our tenants’ hospitals and other healthcare facilities due to patients’ general concerns related to the risk of contracting COVID-19 from interacting with the healthcare system; the impact of stimulus on the health care industry and our tenants; changes in patient volumes and payer mix caused by deteriorating macroeconomic conditions (including increases in uninsured and underinsured patients as the result of business closings and layoffs); potential disruptions to clinical staffing and shortages and disruptions related to supplies required for our tenants’ employees and patients, including equipment, pharmaceuticals and medical supplies, particularly personal protective equipment, or PPE; potential increases to expenses incurred by our tenants related to staffing, supply chain or other expenditures; the impact of our indebtedness and the ability to refinance such indebtedness on acceptable terms; disruptions in the financial markets and the business of financial institutions as the result of the COVID-19 pandemic which could impact our ability to access capital or increase associated borrowing costs; and changes in general economic conditions nationally and regionally in the markets our properties are located resulting from the COVID-19 pandemic, including increased unemployment and underemployment levels and reduced consumer spending and confidence. These factors could have a material adverse effect on the future business, financial position and results of operations of the operators of our facilities, and in turn, ours as a result of its macroeconomic impact, including the risk of a global recession or a recession in one or more of our key markets, or key markets of the operators of our facilities, the impact that may have on us and our tenants and our assessment of that impact, and any disruptions and inefficiencies in the supply chain.

In addition, the Centers for Medicare and Medicaid Services (“CMS”) issued an Interim Final Rule (“IFR”) effective November 5, 2021 mandating COVID-19 vaccinations for all applicable staff at all Medicare and Medicaid certified facilities. Under the IFR, facilities covered by this regulation must establish a policy ensuring all eligible staff have received the first dose of a two-dose COVID-19 vaccine or a one-dose COVID-19 vaccine prior to providing any care, treatment, or other services by December 5, 2021. All eligible staff must have received the necessary shots to be fully vaccinated – either two doses of Pfizer or Moderna or one dose of Johnson & Johnson – by January 4, 2022. The regulation also provides for exemptions based on recognized medical conditions or religious beliefs, observances, or practices. Under the IFR, facilities must develop a similar process or plan for permitting exemptions in alignment with federal law. If facilities fail to comply with the IFR by the deadlines established, they are subject to potential termination from the Medicare and Medicaid program for non-compliance. In addition, the Occupational Safety and Health Administration also issued an Emergency Temporary Standard (“ETS”) requiring all businesses with 100 or more employees to be vaccinated by January 4, 2022. Pursuant to the ETS, those employees not vaccinated by that date will need to show a negative COVID-19 test weekly and wear a face mask in the workplace. Legal challenges to these rules ensued, and the U.S. Supreme Court upheld a stay of the ETS requirements but permitted the IFR vaccination requirements to go into effect pending additional litigation. CMS has indicated that hospitals in states not involved in the Supreme Court litigation are expected to be in compliance with IFR vaccination requirements consistent with the dates referenced above. Hospitals in states that were involved in the Supreme Court litigation were required to come into compliance with first dose requirements by February 13, 2022 and second dose requirements by March 15, 2022. Hospitals in Texas were required to come into compliance with the first dose requirements by February 19, 2022 and the second dose requirements by March 21, 2022. We cannot predict at this time the potential viability or impact of any such additional litigation on us or the operators of our facilities. Implementation of these rules could have an impact on staffing at the operators of our facilities for those employees that are not vaccinated in accordance with IFR and ETS requirements, and associated loss of revenues and increased costs resulting from staffing issues could have a material adverse effect on our financial results or those of the operators.

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

In addition, the U.S. Department of Health and Human Services (“HHS”) had adopted certain reimbursement policies and regulatory flexibilities favorable to providers during the Public Health Emergency (“PHE”) declared in response to the COVID-19 pandemic. HHS has published guidance indicating its intent for the PHE to expire on May 11, 2023. The end of the PHE status will result in the conclusion of those policies over various designated timeframes. We cannot predict whether the loss of any such favorable conditions available to providers during the declared PHE will ultimately have a negative financial impact on our tenants (and, in turn, us).

Risks Related to the Regulatory Environment

The revenues and results of operations of the operators of our hospital facilities, including UHS, and our medical office buildings, are significantly affected by payments received from the government and other third-party payers.

The operators of our hospital facilities, FEDs and tenants of our medical office buildings derive a significant portion of their revenue from third party payers, including the Medicare and Medicaid programs. Changes in these government programs in recent years have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for health care services. Payments from federal and state government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease program payments, as well as affect the cost of providing service to patients and the timing of payments to facilities. Our tenants are unable to predict the effect of recent and future policy changes on their operations.

Three of our acute care hospitals, three of our behavioral health hospitals and two FEDs operated by wholly-owned subsidiaries or joint ventures of UHS, as well as two FEDs operated by unaffiliated third parties are located in Texas, Florida, Virginia, South Carolina and Iowa. We can provide no assurance that reductions to Medicaid revenues earned by operators of certain of our facilities, particularly our hospital operators in the above-mentioned states, will not have a material adverse effect on the future operating results of those operators which, in turn, could have a material adverse effect on us. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, the funding requirements and other provisions of the Patient Protection and Affordable Care Act, may affect the availability of taxpayer funds for Medicare and Medicaid programs. If the rates paid or the scope of services covered by government payers are reduced, there could be a material adverse effect on the business, financial position and results of operations of the operators of our hospital facilities, and in turn, ours.

In addition to changes in government reimbursement programs, the ability of our hospital operators to negotiate favorable contracts with private payers, including managed care organizations, significantly affects the revenues and operating results of those facilities. Private payers, including managed care organizations, increasingly are demanding that hospitals accept lower rates of payment. Our hospital operators expect continued third-party efforts to aggressively manage reimbursement levels and cost controls. Reductions in reimbursement amounts received from third party payers could have a material adverse effect on the financial position and results of operations of our hospital operators.

Reductions or changes in Medicare and Medicaid funding could have a material adverse effect on the future operating results of the operators of our facilities, including UHS, which could, in turn, materially reduce our revenues and net income.

The Budget Control Act of 2011 (the “Budget Control Act”) mandated significant reductions in federal spending for fiscal years 2012-2021, including a reduction of 2% on all Medicare payments during this period. Subsequent legislation enacted by Congress eliminated the 2% reduction through 2021 but extended these reductions through 2030 in exchange. The payment reduction suspension was extended through March 31, 2022, with a 1% payment reduction from then until June 30, 2022 and the full 2% payment reduction thereafter. The most recent legislation extended these reductions through 2032.

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

On March 23, 2010 President Obama signed the Legislation into law. The Healthcare and Education Reconciliation Act of 2010 (the “Reconciliation Act”), which contains a number of amendments to the Legislation, was signed into law on March 30, 2010. Two primary goals of the Legislation, combined with the Reconciliation Act (collectively referred to as the “Legislation”), are to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses.

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

The Legislation also contained provisions aimed at reducing fraud and abuse in healthcare. The Legislation amended several existing laws, including the federal Anti-Kickback Statute and the False Claims Act, making it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers. While Congress had previously revised the intent requirement of the Anti-Kickback Statute to provide that a person is not required to “have actual knowledge or specific intent to commit a violation of” the Anti-Kickback Statute in order to be found in violation of such law, the Legislation also provides that any claims for items or services that violate the Anti-Kickback Statute are also considered false claims for purposes of the federal civil False Claims Act. The Legislation provides that a healthcare provider that retains an overpayment in excess of 60 days is subject to the federal civil False Claims Act, although certain final regulations implementing this statutory requirement remain pending. The Legislation also expands the Recovery Audit Contractor program to Medicaid. These amendments also make it easier for severe fines and penalties to be imposed on healthcare providers that violate applicable laws and regulations.

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

On March 11, 2021, President Biden signed the American Rescue Plan (“ARP”) into law. The ARP extends eligibility for Legislation health insurance subsidies to people buying their own health coverage on the Marketplace who have household incomes above 400% of the federal poverty level. ARP also increased the amount of financial assistance for people at lower incomes who were already eligible under the Legislation. The Inflation Reduction Act of 2022 (“IRA”) was passed on August 16, 2022, which among other things, allows for CMS to negotiate prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D, beginning with 10 high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. The IRA also continued the expanded subsidies for individuals to obtain private health insurance under the Legislation through 2025. The effect of IRA on hospitals and the healthcare industry in general is not yet known.

Under the Legislation, hospitals are required to make public a list of their standard charges, and effective January 1, 2019, CMS has required that this disclosure be in machine-readable format and include charges for all hospital items and services and average charges for diagnosis-related groups. On November 27, 2019, CMS published a final rule on “Price Transparency Requirements for Hospitals to Make Standard Charges Public.” This rule took effect on January 1, 2021 and requires all hospitals to also make public their payer-specific negotiated rates, minimum negotiated rates, maximum negotiated rates and cash for all items and services, including individual items and services and service packages, that could be provided by a hospital to a patient. Failure to comply with these requirements may result in daily monetary penalties.

As part of the CAA, Congress passed legislation aimed at preventing or limiting patient balance billing in certain circumstances. The CAA addresses surprise medical bills stemming from emergency services, out-of-network ancillary providers at in-network facilities, and air ambulance carriers. The legislation prohibits surprise billing when out-of-network emergency services or out-of-network services at an in-network facility are provided, unless informed consent is received. In these circumstances providers are prohibited from billing the patient for any amounts that exceed in-network cost-sharing requirements. On July 13, 2021, HHS, the Department of Labor and the Department of the Treasury issued an interim final rule, which begins to implement this legislation. The rule would limit health care providers' ability to receive payment for services at usually higher out-of-network rates in certain circumstances and prohibit out-of-network payments in other circumstances.

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

Our operators, including UHS and its subsidiaries, are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. The ultimate timing or effect of these changes cannot be predicted. Government regulation may have a dramatic effect on our operators’ costs of doing business and the amount of reimbursement received by both government and other third-party payers. The failure of any of our operators to comply with these laws, requirements and regulations could adversely affect their ability to meet their obligations to us. These regulations include, among other items: hospital billing practices and prices for service; relationships with physicians and other referral sources; adequacy of medical care; quality of medical equipment and services; qualifications of medical and support personnel; the implementation of, and continued compliance with, electronic health records’ regulations; confidentiality, maintenance and security issues associated with health-related information and patient medical records; the screening, stabilization and transfer, by hospitals with an emergency department, of patients who have emergency medical conditions; certification, licensure and accreditation of our facilities; operating policies and procedures, and; construction or expansion of facilities and services.

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

UHS and its subsidiaries are subject to pending legal actions, governmental investigations and regulatory actions. Since UHS comprised approximately 40%, 37% and 33% of our consolidated revenues for the years ended December 31, 2022, 2021 and 2020, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-K and 10-Q, as publicly filed with the Securities and Exchange Commission. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

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

Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social and governance (“ESG”) matters, that could expose us to numerous risks.

Recently, there has been growing concern from advocacy groups, government agencies and the general public on ESG matters and increasingly regulators, customers, investors, employees and other stakeholders are focusing on ESG matters and related disclosures. Such governmental, investor and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to manage, assess and report.

We also face climate-and ESG-related business trends. Investors are increasingly taking into account ESG factors, including climate risks, diversity, equity and inclusion policies, and corporate governance in determining whether to invest in companies. Additionally, our reputation and investor relationships could be damaged as a result of our involvement with certain industries or assets associated with activities perceived to be causing or exacerbating climate change, or other ESG-related issues, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change or other ESG-related issues. Conversely, if we avoid involvement with such industries or activities, we may limit our capital deployment opportunities to an extent that adversely affects our business.

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

For the year ended December 31, 2022, lease payments from UHS comprised approximately 40% of our consolidated revenues. In addition, as of December 31, 2022, subsidiaries of UHS leased six hospital facilities owned by us with current lease terms expiring at various times from 2026 to 2040. We cannot assure you that UHS will continue to satisfy its obligations to us or renew existing leases upon their scheduled maturity. In addition, if subsidiaries of UHS exercise their options to purchase any of the six hospitals or two FEDs leased from us, our future revenues could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to the leases on the facilities. The failure or inability of UHS to satisfy its obligations to us, or should UHS elect not to renew the leases on the six hospitals or two FEDs, our revenues and net income could be materially reduced, which could in turn reduce the amount of dividends we pay and cause our stock price to decline. Please see Note 4 to the consolidated financial statements – Lease Accounting, for additional information.

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

For the year ended December 31, 2022, 8% of our consolidated and unconsolidated revenues were generated by four jointly-owned LLCs/LPs in which we hold non-controlling equity ownership interests ranging from 33% to 95%. Our level of investment and lack of control exposes us to potential losses of our investments and revenues. Although our ownership arrangements have been beneficial to us in the past, we cannot guarantee that they will continue to be beneficial in the future.

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
•
environmental hazards at our properties for which we may be liable, including those created by prior owners or occupants, existing tenants, mortgagors or other persons;
•
large-scale fire, earthquake or severe weather-related damage to, or the effect of climate change on, the property and/or its operations, and;
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

In general, dividends (qualified) paid by a U.S. corporation to individual U.S. shareholders are subject to Federal income tax at a maximum rate of 20% for 2022 (subject to certain additional taxes for certain taxpayers). In contrast, since we are a REIT, our distributions to individual U.S. shareholders are not eligible for the reduced rates which apply to distributions from regular corporations, and thus may be subject to Federal income tax at a rate as high as 37% for 2022 (subject to certain additional taxes for certain taxpayers). The differing treatment of dividends received from REITs and other corporations might cause individual investors to view an investment in REITs as less attractive relative to other corporations, which might negatively affect the value of our shares.

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

We and UHS rely extensively on our information technology (“IT”) systems to manage clinical and financial data, communicate with our patients, payers, vendors and other third parties and summarize and analyze operating results. In addition, UHS has made significant investments in technology to adopt and utilize electronic health records and to become a meaningful user of health information technology pursuant to the American Recovery and Reinvestment Act of 2009. Our IT systems are subject to damage or interruption from power outages, facility damage, computer and telecommunications failures, computer viruses, security breaches including credit card or personally identifiable information breaches, vandalism, theft, natural disasters, catastrophic events, human error and potential cyber threats, including malicious codes, worms, phishing attacks, denial of service attacks, ransomware and other sophisticated cyber-attacks, and our disaster recovery planning cannot account for all eventualities. As cyber criminals continue to become more sophisticated through evolution of their tactics, techniques and procedures, we have taken, and will continue to take, additional preventive measures to strengthen the cyber defenses of our networks and data. However, if any of our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss or corruption of critical data such as protected health information or other data subject to privacy laws and proprietary business information and interruptions or disruptions and delays in our ability to perform critical functions, which could materially and adversely affect our businesses and results of operations and could result in significant penalties or fines, litigation, loss of customers, significant damage to our reputation and business, and other losses. In addition, our future results of operations, as well as our reputation, could be adversely impacted by theft, destruction, loss, or misappropriation of public health information, other confidential data or proprietary business information.

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

Our future results of operations could be unfavorably impacted by deterioration in general economic conditions which could result in increases in the number of people unemployed and/or uninsured. Our operators’ patient volumes, revenues and financial results depend significantly on the universe of patients with health insurance, which to a large extent is dependent on the employment status of individuals in certain markets. A worsening of economic conditions, including inflation and rising interest rates, may result in a higher unemployment rate which will likely increase the number of individuals without health insurance. As a result, the operators of our facilities may experience a decrease in patient volumes. Should that occur, it may result in decreased occupancy rates at our medical office buildings as well as a reduction in the revenues earned by the operators of our hospital facilities which would unfavorably impact our future bonus rental revenue (on the UHS hospital facility) and may potentially have a negative impact on the future lease renewal terms and the underlying value of the hospital properties.

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

To fund all or a portion of our future financing needs, we rely on borrowings from various sources including fixed rate, long-term debt as well as borrowings pursuant to our revolving credit agreement. If any of the lenders were unable to fulfill their future commitments, our liquidity could be impacted, which could have a material unfavorable impact on our results of operations and financial condition. The increase in interest rates has substantially increased our borrowing costs and reduced our ability to access the capital markets on favorable terms. Additional increases in interest rates and the effect on capital markets could adversely affect our ability to carry out our strategy.

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

The Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. We are not able to predict how the markets will respond to SOFR or any other alternative reference rate as the transition away from LIBOR continues. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

At December 31, 2022, we had contracts that are indexed to LIBOR, such as our unsecured revolving credit facility and interest rate derivatives. We are monitoring and evaluating the related risks, which include interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty. Our unsecured revolving credit facility contains provisions specifying alternative interest rate calculations to be employed when LIBOR ceases to be available as a benchmark.

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

Our common stock, like other dividend stocks, is sensitive to changes in market interest rates. In response to changing interest rates the price of our common stock may behave like a long-term fixed-income security and, compared to shorter-term instruments, may have more volatility. A wide variety of market factors can cause interest rates to rise, including central bank monetary policy, an uptick in inflation and changes in general economic conditions. The risks associated with increasing rates are intensified given that interest rates have been near historic lows but may be expected to increase in the future, with unpredictable effects on the markets and on the price of our common stock. Consequential effects of a general rise in interest rates may hamper our access to capital markets, affect the liquidity of our underlying investments in real estate, and, by extension, limit management’s effective range of responses to changing tenant circumstances or in answer to investment opportunities. Limited operational alternatives may further hinder our ability to maintain or increase our dividend, and the market price of our common stock may experience further declines as the result. In addition, a further increase in market interest rates may lead holders of shares of our common stock to sell our common stock and seek alternative investments that offer higher yield. Sales of our common stock may cause a decline in the value of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The following table shows our investments in hospital facilities owned by us and leased to UHS and other non-related parties and also provides information related to various properties in which we have or had significant investments, some of which are accounted for by the equity method. As discussed herein, on December 31, 2021, we entered into an asset purchase and sale agreement, as amended, with certain wholly-owned subsidiaries of UHS pursuant to the terms of which, UHS purchased from us, the real estate assets of Inland Valley Campus of Southwest Healthcare System, and in exchange, UHS transferred to us the real estate assets of Aiken Regional Medical Center (which includes an acute care hospital and a behavioral health pavilion) and Canyon Creek Behavioral Health. The capacity in terms of beds (for the hospital facilities) and the five-year occupancy levels are based on information provided by the lessees.

								Lease Term
		Number							End of		% of RSF
		of							initial		under
		available	Average Occupancy(1)					Minimum	or	Renewal	lease with	Range of
	Type of	beds @						lease	renewed	term	guaranteed	guaranteed
Hospital Facility Name and Location	facility	12/31/2022	2022	2021	2020	2019	2018	revenue (6)	term	(years)	escalators	escalation
Aiken Regional Medical Center / Aurora Pavilion (2)(5)(7) Aiken, South Carolina	Acute Care / Behavioral Health	273	55%	N/A	N/A	N/A	N/A	3,982,000	2033	35	100%	2.25%
McAllen Medical Center(3)(5)(7) McAllen, Texas	Acute Care	370	49%	51%	50%	50%	44%	5,485,000	2026	5	0%	—
Wellington Regional Medical Center(4)(5)(7) West Palm Beach, Florida	Acute Care	155	73%	75%	62%	62%	59%	6,643,000	2026	5	100%	2.50%
Canyon Creek Behavioral Health(2)(5)(7) Temple, Texas	Behavioral Health Care	102	45%	N/A	N/A	N/A	N/A	1,800,000	2033	35	100%	2.25%
Clive Behavioral Health(5)(7)(9) Clive, Iowa	Behavioral Health Care	100	36%	16%	N/A	N/A	N/A	3,348,000	2040	50	100%	2.75%

Specialty Facility Name and Location
Evansville Facility(8) Evansville, Indiana	Specialty	0	—	—	—	—	75%	—	—	—	0%	—
Corpus Christi Facility(8) Corpus Christi, Texas	Specialty	0	—	—	—	—	46%	—	—	—	0%	—

							Lease Term
								End of		% of RSF
								initial		under
	Type	Average Occupancy(1)					Minimum	or	Renewal	lease with	Range of
	of						lease	renewed	term	guaranteed	guaranteed
Facility Name and Location	facility	2022	2021	2020	2019	2018	revenue(6)	term	(years)	escalators	escalation
Spring Valley MOB I (5) Las Vegas, Nevada	MOB	83%	86%	94%	85%	81%	$944,000	2023-2029	Various	88%	2%-3%
Spring Valley MOB II (5) Las Vegas, Nevada	MOB	95%	95%	71%	63%	71%	1,284,000	2024-2030	Various	95%	2%-3%
Summerlin Hospital MOB I (5) Las Vegas, Nevada	MOB	78%	79%	83%	78%	72%	1,375,000	2023-2028	Various	80%	2%-6%
Summerlin Hospital MOB II (5) Las Vegas, Nevada	MOB	74%	73%	77%	80%	79%	1,771,000	2023-2030	Various	84%	2%-3%
Summerlin Hospital MOB III (5) Las Vegas, Nevada	MOB	86%	88%	84%	86%	99%	1,813,000	2023-2029	Various	85%	2%-3%
Rosenberg Children’s Medical Plaza Phoenix, Arizona	MOB	100%	100%	100%	100%	100%	1,660,000	2023-2028	Various	100%	2%-3%
Centennial Hills MOB (5) Las Vegas, Nevada	MOB	79%	79%	81%	77%	75%	1,616,000	2023-2035	Various	70%	2%-3%
PeaceHealth Medical Clinic Bellingham, Washington	MOB	100%	100%	100%	100%	100%	2,937,000	2029	10	100%	3%
Lake Pointe Medical Arts Building Rowlett, Texas	MOB	82%	84%	96%	96%	95%	1,084,000	2023-2029	Various	88%	3%
Chandler Corporate Center III Chandler, Arizona	MOB	92%	92%	92%	92%	92%	1,230,000	2027	Various	92%	2%
Frederick Crestwood MOB Frederick, Maryland	MOB	100%	100%	100%	100%	100%	1,696,000	2026-2030	Various	100%	2%-3%
Henderson Union Village MOB (5) Henderson, Nevada	MOB	68%	61%	52%	38%	37%	1,484,000	2023-2031	Various	68%	2%-3%
Midcoast Hospital MOB Brunswick, Maine	MOB	100%	100%	100%	100%	100%	1,480,000	2026	Various	100%	2%
Texoma Medical Plaza (5) Denison, Texas	MOB	93%	96%	100%	100%	100%	2,026,000	2023-2030	Various	81%	3%-8%
Forney Medical Plaza Forney, Texas	MOB	86%	82%	81%	81%	88%	968,000	2023-2029	Various	86%	3%
Northwest Texas Prof. Office Tower Amarillo, Texas	MOB	100%	100%	100%	100%	100%	1,074,000	2023-2024	Various	100%	2%-3%

N/A – Not applicable.

(1)
Average occupancy rate for the hospital facilities is based on the average number of available beds occupied during each of the five years ended December 31, 2022. Average available beds is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction and anticipation of future needs. The average occupancy rate of a hospital is affected by a number of factors, including the number of physicians using the hospital, changes in the number of beds, the composition and size of the population of the community in which the hospital is located, general and local economic conditions, variations in local medical and surgical practices and the degree of outpatient use of the hospital services. Average occupancy rate for the multi-tenant medical office buildings is based on the occupied square footage of each building, including any applicable master leases.
(2)
Please see above in Relationship with UHS, for additional disclosure regarding the asset purchase and sale agreement, as amended, with UHS and certain of its affiliates. On December 31, 2021, a wholly-owned subsidiary of UHS purchased the real estate assets of Inland Valley from us at its fair market value. Additionally, two wholly-owned subsidiaries of UHS transferred the real estate assets of two properties to us at their fair market values. The transferred properties are Aiken Regional Medical Center, (“Aiken”) which includes an acute care hospital and a behavioral health pavilion, and Canyon Creek Behavioral Health (“Canyon Creek”). The occupancy details for Aiken and Canyon Creek from 2017 through 2021 are not relevant since we acquired them on December 31, 2021.
(3)
During the first quarter of 2001, UHS purchased the assets and operations of the 60-bed McAllen Heart Hospital located in McAllen, Texas. Upon acquisition by UHS, the Heart Hospital began operating under the same license as McAllen Medical Center (which has 370 available beds as of December 31, 2022). The net revenues of the combined operations included revenues generated by the Heart Hospital, the real property of which is not owned by us. Accordingly, the McAllen Medical Center lease was amended during 2001 to exclude from the bonus rent calculation, the estimated net revenues generated at the Heart Hospital (as calculated pursuant to a percentage-based allocation determined at the time of the merger). During 2000, UHS purchased the South Texas Behavioral Health Center, a behavioral health care facility located in McAllen, Texas. In 2006, a newly constructed, 134-bed replacement facility for the South Texas Behavioral Health Center was completed and opened. We do not own the real property of South Texas Behavioral Health Center. Upon UHS’s acquisition of the South Texas Behavioral Health Center in 2000, the facility’s license was merged into the operating license of McAllen Medical Center/McAllen Heart Hospital. There was no amendment to the McAllen Medical Center lease related to the operations of the South Texas Behavioral Health Center and its net revenues are distinct and excluded from the bonus rent calculation. In 2007, the operations of each of the above-mentioned facilities, as well as the operations of Edinburg Regional Medical Center/Children’s Hospital, a 235-bed facility located in Edinburg, Texas, were merged into one license operating as the South Texas Health System (“STHS”). The real property of Edinburg Regional Medical Center/Children’s Hospital is not owned by us and its net revenues are distinct and excluded from the bonus rent calculation. In 2015, the newly constructed South Texas ER at Weslaco and South Texas ER at Mission (Free-standing Emergency Departments (“FEDs”)) were completed and opened. These facilities also operate under the STHS license. The real property of these two FEDs was purchased by us and leased back to STHS. The average occupancy rates reflected above are based upon the combined occupancy and combined number of beds at McAllen Medical Center and McAllen Heart Hospital. No assurance can be given as to the effect, if any, the consolidation of the facilities into one operating license, as mentioned above, had on the underlying value of McAllen Medical Center. Base rental commitments and the guarantee by UHS under the original lease continue for the remainder of the lease terms.
(4)
In 2014, an 80-bed expansion was added to Wellington Regional Medical Center increasing the hospital’s total available beds from 153 to 233. Pursuant to terms of the Wellington Regional Medical Center lease in effect during 2021, we were entitled to bonus rental on the net revenues generated from the 80-bed expansion. However, since we did not acquire the property associated with the additional 80-beds, the hospital’s base rental remained unchanged and the additional beds are not included in the number of available beds reflected above. Upon the December 31, 2021 expiration of the lease, Wellington Regional Medical Center exercised its fair market value renewal option and renewed the lease for a 5-year term. Effective January 1, 2022, the annual fair market value lease rate is $6.3 million and the annual rent increased on January 1, 2023 by 2.5%. The rent will increase by 2.5% on a cumulative compounded basis on each January 1st through 2026. There is no bonus rental component applicable to the renewed fair market value lease.
(5)
The real estate assets of this facility are or were owned by us (either directly or through an LLC in which we hold 100% of the ownership interest) and include tenants who are subsidiaries of UHS or jointly owned by a subsidiary of UHS.
(6)
Minimum lease payment amounts contain impact of straight-line rent adjustments, if applicable.
(7)
See above in Relationship with UHS, regarding, among other things, UHS’s purchase option as discussed herein. We believe the respective fair values for each of these hospitals equals or exceeds the respective net book values or net financing receivables as of December 31, 2022 amounting to: $14.4 million for McAllen Medical Center, $9.6 million for Wellington Regional Medical Center, $32.4 million for Clive Behavioral Health, $57.6 million for Aiken Regional Medical Center (in terms of financing receivable), and; $26.0 for Canyon Creek Behavioral Health (in terms of financing receivable).
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

Leasing Trends at Our Significant Medical Office Buildings

During 2022, we had a total of 46 new or renewed leases related to the medical office buildings indicated above, in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 13% of the aggregate rentable square feet of these properties (9% related to renewed leases and 4% related to new leases). Rental rates, tenant improvement costs and rental concessions vary from property to property based upon factors such as, but not limited to, the current occupancy and age of our buildings, local overall economic conditions, proximity to hospital campuses and the vacancy rates, rental rates and capacity of our competitors in the market. In connection with lease renewals executed during 2022, the weighted-average rental rates, as compared to rental rates on the expired leases, increased by approximately 2% during 2022. The weighted-average tenant improvement costs associated with these new or renewed leases was approximately $23 per square foot during 2022, primarily related to the tenant improvements pursuant to new leases at Sierra Medical Plaza, which is under construction and expected to be completed in March, 2023. The weighted-average leasing commissions on the new and renewed leases commencing during 2022 was approximately 3% of base rental revenue over the term of the leases. The average aggregate value of the tenant concessions, generally consisting of rent abatements, provided in connection with new and renewed leases commencing during 2022 was approximately 0.4% of the future aggregate base rental revenue over the lease terms. Rent abatements were, or will be, recognized in our results of operations under the straight-line method over the lease term regardless of when payments are due.

Set forth below is information detailing the rentable square feet (“RSF”) associated with each of our properties as of December 31, 2022 and the percentage of RSF on which leases expire during the next five years and thereafter. For the MOBs that have scheduled lease expirations during 2023 of 10% or greater (of RSF), if any, we have included information regarding estimated market rates relative to lease rates on the expiring leases.

			Percentage of RSF with lease expirations
	Total RSF	Available for Lease Jan. 1, 2023	2023	2024	2025	2026	2027	2028 and Later
Hospital Investments:
McAllen Medical Center	422,276	0%	0%	0%	0%	100%	0%	0%
Aiken Regional Medical Center/Aurora Pavilion Behavioral Health Services	346,000	0%	0%	0%	0%	0%	0%	100%
Wellington Regional Medical Center	196,489	0%	0%	0%	0%	100%	0%	0%
Clive Behavioral Health Hospital	82,138	0%	0%	0%	0%	0%	0%	100%
Canyon Creek Behavioral Health Hospital	67,700	0%	0%	0%	0%	0%	0%	100%
Sub-total Hospitals	1,114,603	0%	0%	0%	0%	56%	0%	44%

Specialty Facilities:
Evansville Facility	77,440	100%	0%	0%	0%	0%	0%	0%
Corpus Christi Facility	69,700	100%	0%	0%	0%	0%	0%	0%
Sub-total Specialty Facilities	147,140	100%	0%	0%	0%	0%	0%	0%

Medical Office Buildings:
Goldshadow - 2010 - 2020 Goldring MOB's	74,868	8%	7%	22%	9%	21%	7%	26%
Goldshadow - 700 Shadow Lane MOB	42,060	28%	0%	23%	23%	26%	0%	0%
Texoma Medical Plaza	115,284	8%	7%	13%	5%	3%	8%	56%
St. Matthews Medical Plaza II	103,011	0%	0%	18%	46%	9%	1%	26%
Desert Springs Medical Plaza (a.)	103,000	42%	18%	26%	0%	7%	7%	0%
Peace Health Medical Clinic	98,886	0%	0%	0%	0%	0%	0%	100%
Centennial Hills Medical Office Building (a.)	96,573	22%	20%	6%	6%	15%	20%	11%
Summerlin Hospital Medical Office Building II	92,313	16%	9%	32%	8%	14%	10%	11%
Summerlin Hospital Medical Office Building I (a.)	89,636	20%	31%	10%	25%	8%	3%	3%
Sierra Medical Plaza I	85,902	32%	0%	0%	0%	0%	0%	68%
Chandler Corporate Center III	81,770	8%	0%	0%	0%	0%	92%	0%
3811 E. Bell (a.)	80,200	40%	14%	12%	4%	0%	21%	9%
Henderson Union Village MOB	79,599	32%	3%	3%	0%	0%	34%	28%
Summerlin Hospital Medical Office Building III	77,713	15%	8%	42%	0%	0%	17%	18%
Texoma Medical Plaza II	74,921	39%	0%	0%	0%	0%	0%	61%
Mid Coast Hospital MOB	74,629	0%	0%	0%	0%	100%	0%	0%
Northwest Texas Professional Office Tower (b.)	72,351	0%	36%	64%	0%	0%	0%	0%
Rosenberg Children's Medical Plaza (a.)	66,231	0%	49%	0%	0%	27%	0%	24%
Frederick Crestwood MOB	62,297	0%	0%	0%	0%	42%	0%	58%
Palmdale Medical Plaza (d.)	59,405	39%	13%	9%	0%	8%	10%	21%
Sierra San Antonio Medical Plaza (b.)	59,160	27%	33%	18%	5%	11%	2%	4%
Spring Valley Medical Office Building (b.)	57,828	12%	18%	13%	23%	13%	6%	15%
Spring Valley Medical Office Building II	57,364	5%	0%	34%	20%	0%	22%	19%
Southern Crescent Center II	53,680	35%	0%	0%	54%	0%	0%	11%
Desert Valley Medical Center (a.)	53,625	4%	38%	5%	31%	0%	5%	17%
Tuscan Professional Building (a.)	53,231	55%	24%	3%	2%	0%	16%	0%
Lake Pointe Medical Arts Building (a.)	50,974	12%	30%	0%	15%	7%	7%	29%
Forney Medical Plaza (a.)	50,947	14%	14%	5%	0%	21%	5%	41%
Vista Medical Terrace (d.)	50,921	62%	11%	4%	3%	0%	14%	6%
2704 N. Tenaya Way	44,894	0%	0%	0%	0%	0%	0%	100%
2700 Fire Mesa	44,424	0%	0%	0%	0%	0%	100%	0%
Southern Crescent Center I (a.)	41,897	50%	20%	0%	30%	0%	0%	0%
BRB Medical Office Building	40,733	41%	0%	0%	3%	35%	0%	21%
Cypresswood Professional Center - 8101	10,200	100%	0%	0%	0%	0%	0%	0%
Cypresswood Professional Center - 8111	29,882	41%	0%	10%	6%	43%	0%	0%
Danbury Medical Plaza	36,141	45%	1%	0%	0%	54%	0%	0%
The Sparks Medical Building (a.)	35,127	0%	13%	0%	21%	0%	36%	30%
Phoenix Children’s East Valley Care Center	30,960	0%	0%	0%	0%	0%	0%	100%
Forney Medical Plaza II	30,507	36%	0%	0%	9%	0%	25%	30%
Madison Station MOB	30,096	18%	0%	8%	24%	0%	25%	25%
Apache Junction Medical Plaza	26,901	43%	0%	0%	22%	35%	0%	0%
Santa Fe Professional Plaza (a.)	24,832	0%	11%	0%	27%	17%	14%	31%
Professional Bldg at King's Crossing - Bldg A	11,528	100%	0%	0%	0%	0%	0%	0%
Professional Bldg at King's Crossing - Bldg B	12,790	11%	0%	33%	18%	0%	0%	38%
140 Thomas Johnson Drive	20,465	0%	0%	0%	0%	0%	0%	100%
Emory at Dunwoody Building	20,366	0%	0%	0%	100%	0%	0%	0%
Piedmont - Roswell Physicians Center	19,927	0%	0%	0%	0%	0%	0%	100%
Bellin Health Family Medical Center	18,600	0%	0%	0%	0%	100%	0%	0%
Beaumont Heart & Vascular	17,621	0%	0%	0%	0%	100%	0%	0%
Piedmont - Vinings Physicians Center	16,790	0%	0%	0%	0%	0%	0%	100%
Ward Eagle Office Village	16,282	0%	0%	7%	0%	0%	0%	93%
Haas Medical Office Park	15,850	0%	0%	0%	100%	0%	0%	0%
Health Center at Hamburg	15,400	0%	0%	0%	100%	0%	0%	0%
Northwest Medical Center at Sugar Creek	13,696	0%	0%	0%	0%	0%	0%	100%
Family Doctor's MOB	12,050	0%	0%	0%	0%	100%	0%	0%

			Percentage of RSF with lease expirations
	Total RSF	Available for Lease Jan. 1, 2023	2023	2024	2025	2026	2027	2028 and Later
Beaumont Sleep Center	11,556	0%	0%	0%	0%	0%	100%	0%
701 South Tonopah Building (a.)	10,747	0%	100%	0%	0%	0%	0%	0%
Sand Point MOB	9,128	0%	0%	0%	0%	0%	0%	100%
5004 Pool Road MOB	4,400	0%	0%	0%	0%	0%	100%	0%

Preschool and Childcare Centers:
Chesterbrook Academy - New Britain	8,402	0%	0%	0%	0%	0%	0%	100%
Chesterbrook Academy - Audubon	8,300	0%	0%	0%	100%	0%	0%	0%
Chesterbrook Academy - Newtown	8,163	0%	0%	0%	0%	0%	0%	100%
Chesterbrook Academy - Uwchlan	8,163	0%	0%	0%	100%	0%	0%	0%

Ambulatory Care Centers:
Hanover Emergency Center	22,000	0%	0%	100%	0%	0%	0%	0%
South Texas ER at Mission	13,578	0%	0%	0%	100%	0%	0%	0%
South Texas ER at Weslaco	13,578	0%	0%	0%	100%	0%	0%	0%
Las Palmas Del Sol Emergency Center-West	9,395	0%	0%	0%	0%	100%	0%	0%
Sub-total Other Investments	2,883,748	18%	10%	11%	12%	12%	11%	26%
Total	4,145,491	16%	7%	7%	8%	23%	8%	31%

(a)
The estimated market rates related to the 2022 expiring RSF are greater than the lease rates on the expiring leases by approximately 0% to 4%.
(b)
The estimated market rates related to the 2022 expiring RSF are greater than the lease rates on the expiring leases by approximately 5% to 10%.
(c)
The estimated market rates related to the 2022 expiring RSF are less than the lease rates on the expiring leases by approximately 1% to 5%.
(d)
The estimated market rates related to the 2022 expiring RSF are less than the lease rates on the expiring leases by approximately 6% to 10%.
(e)
The estimated market rates related to the 2022 expiring RSF are greater than the lease rates on the expiring leases by an average of approximately 10%

On a combined basis, based upon the aggregate revenues and square footage for the occupied hospital facilities owned as of December 31, 2022 and 2021, the average effective annual rental per square foot was $21.31 and $24.86, respectively. On a combined basis, based upon the aggregate consolidated and unconsolidated revenues and the estimated average occupied square footage for our MOBs, FEDs and childcare centers owned as of December 31, 2022 and 2021, the average effective annual rental per square foot was $31.46 and $30.49, respectively. On a combined basis, based upon the aggregate consolidated and unconsolidated revenues and estimated average occupied square footage for all of our occupied properties owned as of December 31, 2022 and 2021, the average effective annual rental per square foot was $28.25 and $28.88, respectively. The estimated average occupied square footage for 2022 was calculated by averaging the unavailable rentable square footage on January 1, 2022 and January 1, 2023. The estimated average occupied square footage for 2021 was calculated by averaging the unavailable rentable square footage on January 1, 2021 and January 1, 2022.

During 2022, none of the properties generated revenues that were equal to or greater than 10% of our consolidated revenues. Additionally, none of the properties had net book values greater than 10% of our consolidated assets as of December 31, 2022. None of our unconsolidated LLCs had revenues (including 100% of the revenues generated at the properties owned by our unconsolidated LLCs) greater than 10% of the combined consolidated and unconsolidated revenues during 2022. None of the properties had book values (including 100% of the book values of the properties owned by our unconsolidated LLCs) greater than 10% of the consolidated and unconsolidated assets.

The following table sets forth lease expirations for each of the next ten years for our properties as of December 31, 2022.

	Expiring Square Feet	Number of Tenants	Annual Rentals of Expiring Leases(1)	Percentage of Annual Rentals(2)
Hospital properties
2023	0		-	0%
2024	0		-	0%
2025	0		-	0%
2026	618,765	2	14,929,124	15%
2027	0		-	0%
2028	0		-	0%
2029	0		-	0%
2030	0		-	0%
2031	0		-	0%
2032	0		-	0%
Thereafter	495,838	3	8,821,721	9%
Subtotal-hospital facilities	1,114,603	5	$23,750,845	24%
Other consolidated properties
2023	291,116	83	$9,120,505	9%
2024	286,962	62	9,118,361	9%
2025	284,519	61	8,131,794	8%
2026	266,514	47	8,894,678	9%
2027	315,761	42	9,726,076	10%
2028	109,391	24	3,694,711	4%
2029	197,255	12	6,115,895	6%
2030	179,376	19	5,588,482	6%
2031	17,177	2	596,402	1%
2032	71,870	5	2,325,943	2%
Thereafter	104,580	7	1,863,557	2%
Subtotal-other consolidated properties	2,124,521	364	$65,176,404	67%
Other unconsolidated properties (MOBs)
2023	0		$-	0%
2024	18,318	1	596,031	1%
2025	50,464	6	1,689,276	2%
2026	84,057	11	2,618,903	3%
2027	8,525	2	402,420	0%
2028	14,941	3	634,602	1%
2029	0	0	-	0%
2030	5,840	1	202,575	0%
2031	41,890	3	1,448,129	1%
2032	18,670	5	607,485	1%
Thereafter	0	0	-	0%
Subtotal-other unconsolidated properties	242,705	32	$8,199,421	9%
Total all properties at December 31, 2022	3,481,829	401	$97,126,670	100%

(1)
The annual rentals of expiring leases reflected above were calculated based upon each property’s 2022 average rental rate per occupied square foot applied to each property’s scheduled lease expirations (on a square foot basis). These amounts include the data related to the unconsolidated LLCs/LPs in which we hold various non-controlling ownership interests at December 31, 2022 and also include the bonus rentals earned on the UHS hospital facilities.
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

Holders

As of January 31, 2023, there were approximately 260 shareholders of record of our shares of beneficial interest.

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

The total cumulative return on investment (change in the year-end stock price plus reinvested dividends) for each of the periods for us, the peer group and the S&P 500 composite is based on the stock price or composite index at the end of fiscal 2017.

	Base	INDEXED RETURNS
	Period	Years Ending
Company Name / Index	Dec 17	Dec 18	Dec 19	Dec 20	Dec 21	Dec 22
Universal Health Realty Income Trust	$100	$85.11	$167.61	$95.14	$91.95	$77.92
S&P 500 Index	$100	$95.62	$125.72	$148.85	$191.58	$156.88
Peer Group	$100	$114.70	$142.64	$125.28	$152.00	$121.31

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to promote an understanding of our operating results and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to the Consolidated Financial Statements, as included in this Annual Report on Form 10-K. The MD&A contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under Item 1A. Risk Factors, and below in Forward-Looking Statements and Risk Factors and as included elsewhere in this Annual Report on Form 10-K. This section generally discusses our results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021. For discussion of our result of operations and changes in our financial condition for the year ended December 31, 2021 as compared to the year ended December 31, 2020, please refer to Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on February 24, 2022.

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities currently including acute care hospitals, behavioral health care hospitals, specialty facilities, free-standing emergency departments, childcare centers and medical/office buildings. As of February 27, 2023, we have seventy-six real estate investments or commitments in twenty-one states consisting of:

•
six hospital facilities consisting of three acute care hospitals and three behavioral health care hospitals;
•
four free-standing emergency departments (“FEDs”);
•
fifty-nine medical/office buildings (“MOBs”), including one under construction that is scheduled to be completed in March, 2023, and also including four owned by unconsolidated limited liability companies (“LLCs”)/limited liability partnerships (“LPs”);
•
four preschool and childcare centers, and;
•
three specialty facilities that are currently vacant, one of which is currently in the process of being demolished and the demolition is expected to be completed during the second quarter of 2023.

Forward Looking Statements

This report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of our goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, or the negative of those words and expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that are difficult to predict and many of which are outside of our control. Many factors, including those set forth herein in Item 1A. Risk Factors and other important factors disclosed in this report and from time to time in our other filings with the SEC could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•
Future operations and financial results of our tenants, and in turn ours, will likely be materially impacted by numerous factors and future developments related to COVID-19. Such factors and developments include, but are not limited to, the length of time and severity of the spread of the pandemic; the volume of canceled or rescheduled elective procedures and the volume of COVID-19 patients treated by the operators of our hospitals and other healthcare facilities; measures our tenants are taking to respond to the COVID-19 pandemic; the impact of government and administrative regulation, including travel bans and restrictions, shelter-in-place or stay-at-home orders, quarantines, the promotion of social distancing, business shutdowns and limitations on business activity; vaccine requirements; changes in patient volumes at our tenants’ hospitals and other healthcare facilities due to patients’ general concerns related to the risk of contracting COVID-19 from interacting with the healthcare system; changes in patient volumes and payer mix caused by deteriorating macroeconomic conditions (including increases in uninsured and underinsured patients as the result of business closings and layoffs); potential disruptions to clinical staffing and shortages and disruptions related to supplies required for our tenants’ employees and patients, including equipment, pharmaceuticals and medical supplies, potential increases to expenses incurred by our tenants related to staffing, supply chain or other expenditures; the impact of our indebtedness and the ability to refinance such indebtedness on acceptable terms; disruptions in the financial markets and the business of financial institutions as the result of the COVID-19 pandemic which could impact our ability to access capital or increase associated borrowing costs; and changes in general economic conditions nationally and regionally in the markets our properties are located resulting from the COVID-19 pandemic, including higher sustained rates of unemployment and underemployment levels and reduced consumer spending and confidence. The nationwide shortage of nurses and other clinical staff and support personnel has been a significant operating issues facing our healthcare provider tenants, including UHS. In some areas, the labor scarcity is putting a strain on the resources of our tenants and their staff, which has required them to utilize higher-cost temporary labor and pay premiums above standard compensation for essential workers. In addition to significantly increasing the labor cost of our tenants, the healthcare staffing shortage could also require the operators of our hospital facilities to limit the services provided which would have an adverse effect on their operating revenues. There may be significant declines in future bonus rental revenue earned on one acute care hospital leased to a subsidiary of UHS to the extent that the hospital experiences significant declines in patient volumes and revenues. These factors may result in the inability or unwillingness on the part of some of our tenants to make timely payment of their rent to us at current levels or to seek to amend or terminate their leases which, in turn, would have an adverse effect on our occupancy levels and our revenue and cash flow and the value of our properties, and potentially, our ability to maintain our dividend at current levels.
•
Due to COVID-19 restrictions and its impact on the economy, we may experience a decrease in prospective tenants which could unfavorably impact the volume of new leases, as well as the renewal rate of existing leases. The COVID-19 pandemic may delay our construction projects which could result in increased costs and delay the timing of opening and rental payments from those projects, although no such delays have yet occurred. The COVID-19 pandemic could also impact our indebtedness and the ability to refinance such indebtedness on acceptable terms, as well as risks associated with disruptions in the financial markets and the business of financial institutions as the result of the COVID-19 pandemic which could impact us from a financing perspective; and changes in general economic conditions nationally and regionally in the markets our properties are located resulting from the COVID-19 pandemic. Although COVID-19 has not previously had a material adverse impact on our financial results, we are not able to quantify the impact that these factors could have on our future financial results and therefore can provide no assurance that developments related to the COVID-19 pandemic will not have a material adverse impact on our future financial results as a result of it macroeconomic impact, including the risks of a global recession or a recession in one or more of our, or our operators key markets, the impact that may have on us and our tenants and our assessment of that impact, and any disruptions and inefficiencies in the supply chain.
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
•
Recent legislation, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Paycheck Protection Program and Health Care Enhancement Act (“PPPHCE Act”) and the American Rescue Plan Act of 2021 (“ARPA”), has provided grant funding to hospitals and other healthcare providers to assist them during the COVID-19 pandemic. There is a high degree of uncertainty surrounding the implementation of the CARES Act, the PPPHCE Act and ARPA, and the federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact. There can be no assurance as to the total amount of financial and other types of assistance our tenants will receive under the CARES Act, the PPPHCE Act and the ARPA, and it is difficult to predict the impact of such legislation on our tenants’ operations or how they will affect operations of our tenants’ competitors. There can be no assurance as to whether our tenants would be required to repay any previously granted funding, due to noncompliance with grant terms or otherwise. Moreover, we are unable to assess the extent to which anticipated negative impacts on our tenants (and, in turn, us) arising from the COVID-19 pandemic will be offset by amounts or benefits received or to be received under the CARES Act, the PPPHCE Act and the ARPA. The U.S. Department of Health and Human Services (“HHS”) had adopted certain reimbursement policies and regulatory flexibilities favorable to providers during the Public Health Emergency (“PHE”) declared in response to the COVID-19 pandemic. HHS has published guidance indicating its intent for the PHE to expire on May 11, 2023. The end of the PHE status will result in the conclusion of those policies over various designated timeframes.

We cannot predict whether the loss of any such favorable conditions available to providers during the declared PHE will ultimately have a negative financial impact on our tenants (and in turn, us).
•
A substantial portion of our revenues are dependent upon one operator, UHS, which comprised approximately 40%, 37% and 33% of our consolidated revenues for the years ended December 31, 2022, 2021 and 2020, respectively. As previously disclosed, on December 31, 2021, a wholly-owned subsidiary of UHS purchased the real estate assets of Inland Valley Campus of Southwest Healthcare System from us and in exchange, transferred the real estate assets of Aiken Regional Medical Center and Canyon Creek Behavioral Health to us. These transactions were approved by the Independent Trustees of our Board, as well as the UHS Board of Directors. The aggregate annual rental rate during 2022 pursuant to the leases, as amended, for the two facilities transferred to us is approximately $5.7 million; there is no bonus rent component applicable to either of these leases. Pursuant to the terms of the lease on the Inland Valley Campus, we earned $4.5 million of lease revenue during year ended December 31, 2021 ($2.6 million in base rental and $1.9 million in bonus rental). Please see Note 4 to the consolidated financial statements - Lease Accounting, for additional information related to this asset purchase and sale transaction between us and UHS.
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
•
The outcome and effects of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, UHS or the other operators of our facilities. UHS and its subsidiaries are subject to legal actions, purported shareholder class actions and shareholder derivative cases, governmental investigations and regulatory actions and the effects of adverse publicity relating to such matters. Since UHS comprised approximately 40% of our consolidated revenues during the year ended December 31, 2022, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-Q and 10-K, as publicly filed with the Securities and Exchange Commission. Those filings are the sole responsibility of UHS and are not incorporated by reference herein.
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
•
In 2021, the rate of inflation in the United States began to increase and has since risen to levels not experienced in over 40 years. Our tenants are experiencing inflationary pressures, primarily in personnel costs, and we anticipate impacts on other cost areas within the next twelve months. The extent of any future impacts from inflation on our tenants’ businesses and results of operations will be dependent upon how long the elevated inflation levels persist and the extent to which the rate of inflation further increases, if at all, neither of which we are able to predict. If elevated levels of inflation were to persist or if the rate of inflation were to accelerate, expenses of our tenants, and our direct operating expenses that are not passed on to our tenants, could increase faster than anticipated and may require utilization of our and our tenants’ capital resources sooner than expected. Further, given the complexities of the reimbursement landscape in which our tenants operate, their payers may be unwilling or unable to increase reimbursement rates to compensate for inflationary impacts. This may impact their ability and willingness to make rental payments. In addition, increased interest rates on our borrowings and increased construction costs could affect our ability to make additional attractive investments. As such, the effects of inflation may unfavorably impact our future expenses and rental revenue and may potentially have a negative impact on the future lease renewal terms, the underlying value of our properties, our ability to access the capital markets on favorable terms and to grow our portfolio and the value of our common shares.
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
•
The issues facing the health care industry that affect the operators of our facilities, including UHS, such as: changes in, or the ability to comply with, existing laws and government regulations; unfavorable changes in the levels and terms of reimbursement by third party payers or government programs, including Medicare (including, but not limited to, the potential unfavorable impact of future reductions to Medicare reimbursements resulting from the Budget Control Act of 2011, as discussed in the next bullet point below) and Medicaid (most states have reported significant budget deficits that have, in the past, resulted in the reduction of Medicaid funding to the operators of our facilities, including UHS); demographic changes; the ability to enter into managed care provider agreements on acceptable terms; an increase in uninsured and self-pay patients which unfavorably impacts the collectability of patient accounts; decreasing in-patient admission trends; technological and pharmaceutical improvements that may increase the cost of providing, or reduce the demand for, health care, and; the ability to attract and retain qualified medical personnel, including physicians.
•
The Budget Control Act of 2011 imposed annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year with a uniform percentage reduction across all Medicare programs. The Bipartisan Budget Act of 2015, enacted on November 2, 2015, continued the 2% reductions to Medicare reimbursement imposed under the Budget Control Act of 2011. Recent legislation suspended payment reductions through December 31, 2021 in exchange for extended cuts through 2030. Subsequent legislation extended the payment reduction suspension through March 31, 2022, with a 1% payment reduction from then until June 30, 2022 and the full 2% payment reduction thereafter. The most recent legislation extended these reductions through 2032. We cannot predict whether Congress will restructure the implemented Medicare payment reductions or what other federal budget deficit reduction initiatives may be proposed by Congress going forward. We also cannot predict the effect these enactments will have on the operators of our properties (including UHS), and thus, our business.

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
•
Our ownership interest in four LLCs/LPs in which we hold non-controlling equity interests. In addition, pursuant to the operating and/or partnership agreements of the four LLCs/LPs in which we continue to hold non-controlling ownership interests, the third-party member and the Trust, at any time, potentially subject to certain conditions, have the right to make an offer (“Offering Member”) to the other member(s) (“Non-Offering Member”) in which it either agrees to: (i) sell the entire ownership interest of the Offering Member to the Non-Offering Member (“Offer to Sell”) at a price as determined by the Offering Member (“Transfer Price”), or; (ii) purchase the entire ownership interest of the Non-Offering Member (“Offer to Purchase”) at the equivalent proportionate Transfer Price. The Non-Offering Member has 60 to 90 days to either: (i) purchase the entire ownership interest of the Offering Member at the Transfer Price, or; (ii) sell its entire ownership interest to the Offering Member at the equivalent proportionate Transfer Price. The closing of the transfer must occur within 60 to 90 days of the acceptance by the Non-Offering Member. Please see Note 8 to the consolidated financial statements – Summarized Financial Information of Equity Affiliates for additional disclosure related to a fourth quarter, 2021 transaction between us and the minority partner in Grayson Properties, LP.
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

Results of Operations

Year ended December 31, 2022 as compared to the year ended December 31, 2021:

For the year ended December 31, 2022, net income was $21.1 million as compared to $109.2 million during 2021. The $88.1 million decrease was primarily attributable to:

•
$87.3 million decrease resulting from gains recorded in 2021 on various divestitures of real estate assets including the divestiture of two MOBs, as well as the divestiture of the Inland Valley Campus of Southwest Healthcare System as part of an asset purchase and sale transaction with UHS (for additional disclosure, please see Note 3 to the consolidated financial statements, Purchase and Sale Transaction, Acquisitions, Divestitures and New Construction);
•
$3.2 million decrease (including $332,000 of demolition expenses incurred as of December 31, 2022), related to a specialty hospital located in Chicago, Illinois, on which the lease expired on December 31, 2021 (for additional disclosure, please see Note 4 to the consolidated financial statements, Lease Accounting);
•
$1.9 million decrease due to an increase in interest expense due primarily to an increase in our average cost of borrowings as well as an increase in our average outstanding borrowings;
•
$1.25 million increase related to a settlement and release agreement executed during the fourth quarter of 2022 in connection with the specialty hospital located in Chicago, Illinois;
•
$1.2 million net increase resulting from the asset purchase and sale agreement, as amended, with UHS that occurred on December 31, 2021;
•
$1.1 million increase resulting from the impact of the fair market lease renewal on Wellington Regional Medical Center, which became effective on January 1, 2022, and;
•
$763,000 increase resulting from an aggregate net increase in income generated at various properties.

Revenues increased by $6.4 million, or 7.6%, during 2022 as compared to 2021. The increase during the year ended December 31, 2022, as compared to the year ended December 31, 2021, consisted primarily of: (i) a $3.1 million increase due to the recording on a consolidated basis of Grayson Properties, LP (effective November 1, 2021, as discussed in Note 8 to the consolidated financial statements, Summarized Financial Information of Equity Affiliates); (ii) a $1.1 million increase resulting from the fair market value lease renewal on Wellington Regional Medical Center, which became effective on January 1, 2022; (iii) a $948,000 increase resulting from the December 31, 2021 asset purchase and sale agreement with UHS, as amended, whereby we divested the real estate assets of the Inland Valley Campus of Southwest Healthcare System and acquired the real estate assets of Aiken Regional Medical Center and Canyon Creek Behavioral Health; (iv) $1.25 million increase related to a settlement and release agreement executed during the fourth quarter of 2022 in connection with the specialty hospital located in Chicago, Illinois; (v) a $1.6 million aggregate net increase generated at various properties, including the impact of acquisitions and divestitures, partially offset by; (vi) a $1.6 million decrease resulting from the December 31, 2021 lease expiration on the specialty hospital located in Chicago, Illinois.

Our other operating expenses include expenses related to the consolidated medical office buildings as well as the three specialty facilities during the years in which they were vacant (as discussed herein). Other operating expenses totaled $25.0 million (including $332,000 of demolition expenses incurred as of December 31, 2022), and $20.3 million for the years ended December 31, 2022 and 2021, respectively. A large portion of the expenses associated with our medical office buildings is passed on directly to the tenants either directly as tenant reimbursements of common area maintenance expenses or included in base rental amounts. Tenant reimbursements for operating expenses are accrued as revenue in the same period during which the related expenses are incurred. Our operating expenses for 2022 and 2021 include approximately $2.3 million (including $332,000 of demolition expenses) and $737,000 for the years ended December 31, 2022 and 2021, respectively, of aggregate operating expenses related to three vacant specialty facilities located in Chicago, Illinois (currently in the process of being demolished), Corpus Christi, Texas and Evansville, Indiana.

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

Below is a reconciliation of our reported net income to FFO for 2022 and 2021 (in thousands):

	2022	2021
Net income	$21,102	$109,166
Depreciation and amortization expense on consolidated investments	26,557	27,478
Depreciation and amortization expense on unconsolidated affiliates	1,184	1,549
Gain on divestitures of real estate assets	—	(87,314)
Funds From Operations	$48,843	$50,879

Weighted average number of shares outstanding - Diluted	13,795	13,779
Funds From Operations per diluted share	$3.54	$3.69

Our FFO decreased by $2.0 million during 2022, as compared to 2021 due to: (i) the net decrease in net income of $750,000, excluding the gain on divestitures recorded during 2021 of $88.1 million (which we exclude from our calculation of FFO), as discussed above, and; (ii) a $1.3 million decrease resulting from a decrease in depreciation and amortization expense on consolidated and unconsolidated affiliates.

During 2022, we had a total of 46 new or renewed leases related to the medical office buildings as indicated in Item 2. Properties, in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 13% of the aggregate rentable square feet of these properties (9% related to renewed leases and 4% related to new leases). During 2021, we had a total of 56 new or renewed leases related to the medical office buildings, in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 29% of the aggregate rentable square feet of these properties (26% related to renewed leases and 3% related to new leases).

Rental rates, tenant improvement costs and rental concessions vary from property to property based upon factors such as, but not limited to, the current occupancy and age of our buildings, local overall economic conditions, proximity to hospital campuses and the vacancy rates, rental rates and capacity of our competitors in the market. In connection with lease renewals executed during each year, the weighted-average rental rates, as compared to rental rates on the expired leases, increased by approximately 2% and 1% during 2022 and 2021, respectively. The weighted-average tenant improvement costs associated with new or renewed leases was approximately $23 and $5 per square foot during 2022 and 2021, respectively. The weighted-average tenant improvement costs associated with new leases in 2022 are impacted by the tenant improvements pursuant to new leases on the newly constructed Sierra Medical Plaza I, which is expected to be completed in March, 2023. The weighted-average leasing commissions on the new and renewed leases commencing during each year was approximately 3% and 2% of base rental revenue over the term of the leases during 2022 and 2021, respectively. The average aggregate value of the tenant concessions, generally consisting of rent abatements, provided in connection with new and renewed leases commencing during each year was approximately 0.4% and 0.8% of the future aggregate base rental revenue over the lease terms during 2022 and 2021, respectively. Rent abatements were, or will be, recognized in our results of operations under the straight-line method over the lease term regardless of when payments are due.

Other Operating Results

Interest Expense:

Reflected below are the components of our interest expense during the years ended December 31, 2022 and December 31, 2021 (amounts in thousands):

	2022	2021
Revolving credit agreement	$9,127	$4,282
Mortgage interest	2,257	2,505
Interest rate swaps expense, net (a.)	(970)	1,283
Amortization of financing fees	713	790
Amortization of fair value of debt	(50)	(51)
Capitalized interest on major projects	(322)	-
Interest expense, net	$10,755	$8,809
(a.)
Represents net interest (paid to us)/by us (from)/to the counterparties pursuant to three interest rates swaps with a combined notional amount of $140 million.

Interest expense increased by $1.9 million during 2022, as compared to 2021, due to: (i) a $4.8 million increase in interest expense on our revolving credit agreement resulting from an increase in our average cost of borrowings (3.28% average effective rate during 2022 as compared to 1.69% average effective rate during 2021), as well as an increase in our average outstanding borrowings ($277.9 million during 2022 as compared to $253.5 million during 2021); (ii) a $2.3 million favorable change in interest rate swap (income)/expense; (iii) a $248,000 decrease in mortgage interest expense; (iv) a $322,000 decrease in interest expense due to capitalized interest on a major construction project during 2022, and; (v) a $76,000 decrease in amortization of financing fees and fair value of debt.

Disclosures Related to Certain Hospital Facilities

Please refer to Note 4 to the consolidated financial statements - Lease Accounting, for additional information regarding certain of our hospital facilities including the lease renewal for Wellington Regional Medical Center located in West Palm Beach, Florida, information related to vacant facilities located in Evansville, Indiana; Corpus Christi, Texas, and Chicago, Illinois, and disclosure regarding the asset purchase and sale agreement, as amended, with wholly-owned subsidiaries of UHS that was completed on December 31, 2021.

Effects of Inflation

The healthcare industry is very labor intensive and salaries and benefits related to the employees of our tenants are subject to inflationary pressures, as are supply costs, construction costs and medical equipment and other costs. The nationwide shortage of clinical and support personnel has been a significant operating issue facing healthcare providers. In particular, the healthcare industry continues to experience a shortage of nurses and other clinical staff and support personnel in certain geographic areas, which has been exacerbated by the COVID‑19 pandemic. The operators of our hospital properties are treating patients with COVID‑19 and, in some areas, the increased demand for care is putting a strain on their resources and staff, which has required them to utilize higher‑cost temporary labor and pay premiums above standard compensation for essential workers. The length and extent of the disruptions caused by the COVID‑19 pandemic are currently unknown; however, the tenants of our facilities expect such disruptions to continue for the foreseeable future. This staffing shortage may require our tenants to further enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel or require them to hire expensive temporary personnel. They have also experienced cost increases related to the procurement of medical supplies as well as certain of their other operating expenses which they believe resulted from supply chain disruptions as well as general inflationary pressures. Their ability to pass on increased costs associated with providing healthcare to Medicare and Medicaid patients is limited due to various federal, state and local laws which have been enacted that, in certain cases, limit their ability to increase prices. Therefore, there can be no assurance that these factors will not have a material adverse effect on the future results of operations of the operators of our facilities which may affect their ability to make lease payments to us. In addition, we have experienced cost increases related to the construction of new facilities and renovations at existing facilities which could have an adverse effect on our future results of operations.

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

Liquidity and Capital Resources

Year ended December 31, 2022 as compared to December 31, 2021:

Net cash provided by operating activities

Net cash provided by operating activities was $46.8 million during 2022 as compared to $47.7 million during 2021. The $920,000 net decrease was attributable to:

•
an unfavorable change of $1.9 million due to a decrease in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization related to above/below market leases, amortization of debt premium, amortization of deferred financing costs, stock-based compensation expense and gain on divestitures of real estate assets), as discussed above;
•
an unfavorable change of $1.2 million in lease receivables;
•
a favorable change of $1.1 million in tenant reserves, deposits and deferred and prepaid rents;
•
a favorable change of $1.0 million in accrued expenses and other liabilities;
•
an unfavorable change of $549,000 in leasing costs paid, and;
•
other combined net favorable changes of $677,000.

Net cash used in investing activities

Net cash used in investing activities was $36.7 million during 2022 as compared to $24.4 million during 2021.

2022:

During 2022, $36.7 million of net cash was used in investing activities as follows:

•
spent $22.5 million for additions to real estate investments, including $18.2 million of construction costs related to the Sierra Medical Plaza I medical office building located in Reno, Nevada, that is expected to be completed in March, 2023, as well as tenant improvements at various MOBs;
•
spent $13.6 million, including transaction costs, on the acquisitions of the Beaumont Heart and Vascular Center in March, 2022, and; the 140 Thomas Johnson Drive medical office building in January, 2022, as discussed in Note 3 to the consolidated financial statements;
•
spent $1.3 million as part of the asset purchase and sale agreement, as amended, with UHS, as discussed in Note 2 to the consolidated financial statements;
•
received $875,000 of cash in excess of income from LLCs, and;
•
spent $94,000 in equity investments in an unconsolidated LLC.

2021:

During 2021, $24.4 million of net cash was used in investing activities as follows:

•
spent $14.1 million for additions to real estate investments, including $3.3 million of construction costs related to the 100-bed behavioral health care hospital located in Clive, Iowa, that was substantially completed in late December, 2020; $1.5 million of construction costs paid related to the Sierra Medical Plaza I medical office building located in Reno, Nevada, that is expected to be completed in March, 2023, and tenant improvements at various MOBs;
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
•
spent approximately $2.8 million (of $4.1 million in the aggregate) as part of the asset purchase and sale transaction with UHS, as discussed in Note 2 to the consolidated financial statements;
•
spent $200,000 in a deposit on real estate assets;
•
received approximately $28.1 million of aggregate net cash proceeds, ($15.2 million of which was held by the qualified third-party intermediary utilized for the series of anticipated tax-deferred like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code, as amended) for the divestitures of the Children’s Clinic of Springdale during the second quarter of 2021 and the Auburn Medical Office Building II, during the fourth quarter of 2021, as discussed in Note 3 to the consolidated financial statements;
•
received $418,000 of cash in excess of income from LLCs, and;
•
our cash balance reflected an increase of $528,000 as a result of recording on a consolidated basis, an LP in which we acquired the third-party minority ownership interest, as discussed in Note 2 to the consolidated financial statements.

Net cash used in financing activities

Net cash used in financing activities was $25.0 million during 2022 as compared to $6.5 million during 2021.

2022:

The $25.0 million of cash used in financing activities during 2022 consisted of:

•
paid $39.2 million of dividends, including $60,000 of previously accrued dividends;
•
received $26.2 million of net borrowings on our revolving credit agreement;
•
paid $12.2 million on mortgage notes payable that are non-recourse to us, including a $5.1 million repayment of a fixed rate mortgage loan that matured during the fourth quarter of 2022 and a $5.1 million repayment of a fixed rate mortgage loan that matured during the second quarter of 2022;
•
received $177,000 of net cash from the issuance of shares of beneficial interest, and;
•
paid $26,000 of financing costs related to the revolving credit agreement.

2021:

The $6.5 million of cash used in financing activities during 2021 consisted of:

•
paid approximately $38.5 million of dividends;
•
received $35.7 million of additional net borrowings on our revolving credit agreement;
•
paid approximately $2.1 million on mortgage notes payable that are non-recourse to us;
•
paid approximately $1.8 million of financing costs, related primarily to the July, 2021 amended and restated revolving credit agreement, and;
•
received $215,000 from the issuance of shares of beneficial interest pursuant to our dividend reinvestment plan.

Additional cash flow and dividends paid information for 2022 and 2021:

As indicated on our consolidated statements of cash flows, we generated net cash provided by operating activities of $46.8 million during 2022 and $47.7 million during 2021. As also indicated on our statements of cash flows, non-cash expenses including depreciation and amortization expense, amortization related to above/below market leases, amortization of debt premium, amortization of deferred financing costs and stock-based compensation expense, as well as gains on divestitures of real estate assets (as applicable), are the primary differences between our net income and net cash provided by operating activities for each year.

We declared and paid dividends of $39.2 million during 2022 and $38.5 million during 2021. During 2022, the $46.8 million of net cash provided by operating activities was approximately $7.6 million greater than the $39.2 million of dividends paid during 2022. During 2021, the $47.7 million of net cash provided by operating activities was approximately $9.2 million greater than the $38.5 million of dividends paid during 2021.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our $375 million revolving credit agreement (which had $73.8 million of available borrowing capacity, net of outstanding borrowings and letters of credit as of December 31, 2022); (ii) borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our consolidated and unconsolidated LLCs/LPs; (iii) the issuance of equity pursuant to our at-the-market (“ATM”) equity issuance program, and/or; (iv) the issuance of other long-term debt.

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

The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio. At December 31, 2022, the applicable margin over the LIBOR rate was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%.

At December 31, 2022, we had $298.1 million of outstanding borrowings and $3.1 million of letters of credit outstanding under our Credit Agreement. We had $73.8 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of December 31, 2022. The carrying amount and fair value of borrowings outstanding pursuant to the Credit Agreement was $298.1 million at December 31, 2022. There are no compensating balance requirements. The average amount outstanding under our Credit Agreement during the years ended December 31, 2022, 2021 and 2020 was $277.9 million, $253.5 million and $219.1 million, respectively, with corresponding effective interest rates of 2.9%, 2.2%, and 2.4%, respectively, including commitment fees and interest rate swaps/caps. At December 31, 2021, we had $271.9 million of outstanding borrowings outstanding against our revolving credit agreement that was in effect at that time, $3.2 million of letters of credit outstanding against the agreement and $99.9 million of available borrowing capacity.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts then outstanding under the Credit Agreement. We are in compliance with all of the covenants in the Credit Agreement at December 31, 2022 and were in compliance with all of the covenants of the Credit Agreement at December 31, 2021. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios at December 31, 2022 and 2021, giving effect to the covenants contained in the Credit Agreements in effect on the respective dates (dollar amounts in thousands):

	Covenant	December 31, 2022	December 31, 2021
Tangible net worth	$125,000	$219,654	$225,355
Total leverage	< 60%	42.9%	43.1%
Secured leverage	< 30%	5.6%	7.4%
Unencumbered leverage	< 60%	41.8%	41.9%
Fixed charge coverage	> 1.50x	4.3x	4.8x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us and are not cross-collateralized, included on our consolidated balance sheet as of December 31, 2022 and December 31, 2021 (amounts in thousands):

	As of 12/31/2022			As of 12/31/2021
Facility Name	Interest Rate	Maturity Date	Outstanding Balance (in thousands)(a.)	Outstanding Balance (in thousands)
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan (b.)	4.54%	June, 2022	$-	$5,210
BRB Medical Office Building fixed rate mortgage loan (c.)	4.27%	December, 2022	-	5,280
Desert Valley Medical Center fixed rate mortgage loan (d.)	3.62%	January, 2023	4,194	4,356
2704 North Tenaya Way fixed rate mortgage loan (e.)	4.95%	November, 2023	6,252	6,418
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	4.03%	April, 2024	12,558	12,806
Tuscan Professional Building fixed rate mortgage loan	5.56%	June, 2025	1,719	2,343
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	3.95%	January, 2030	8,203	8,466
Rosenberg Children's Medical Plaza fixed rate mortgage loan	4.42%	September, 2033	12,027	12,273
Total, excluding net debt premium and net financing fees			44,953	57,152
Less net financing fees			(268)	(376)
Plus net debt premium			40	90
Total mortgage notes payable, non-recourse to us, net			$44,725	$56,866

(a.)
All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)
This $5.1 million fixed rate mortgage loan was fully repaid on June 1, 2022, utilizing borrowings under our Credit Agreement.
(c.)
This $5.1 million fixed rate mortgage loan was fully repaid on December 1, 2022, utilizing borrowings under our Credit Agreement.
(d.)
This $4.2 million fixed rate mortgage loan was fully repaid on January 3, 2023, utilizing borrowings under our Credit Agreement.
(e.)
This loan is scheduled to mature within the next twelve months, at which time we will decide whether to refinance pursuant to a new mortgage loan or by utilizing borrowings under our Credit Agreement.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of December 31, 2022 had a combined carrying value of approximately $45.0 million and a combined fair value of approximately $43.2 million. At December 31, 2021, we had various mortgages, all of which were non-recourse to us, included in our consolidated balance sheet. The combined outstanding balance of these various mortgages was $57.2 million and these mortgages had a combined fair value of approximately $59.4 million.

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

Contractual Obligations and Off Balance Sheet Arrangements

As of December 31, 2022 we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at December 31, 2022 totaled $3.1 million related to Grayson Properties II. As of December 31, 2021, our outstanding letters of credit totaled $3.2 million related to Grayson Properties II.

The following table summarizes the schedule of maturities of our outstanding borrowing under our revolving credit facility (“Credit Agreement”), the outstanding mortgages applicable to our properties recorded on a consolidated basis and our other contractual obligations as of December 31, 2022 (amounts in thousands):

	Payments Due by Period (dollars in thousands)
Debt and Contractual Obligation	Total	Less than 1 Year	2-3 years	4-5 years	After 5 years
Long-term non-recourse debt-fixed (a) (b)	$44,953	$11,892	$15,089	$1,959	$16,013
Long-term debt-variable (c)	298,100	—	298,100	—	—
Estimated future interest payments on debt outstanding as of December 31, 2022 (d)	49,488	18,259	27,531	2,167	1,531
Operating leases (e)	34,964	618	1,236	1,236	31,874
Construction commitments (f)	18,297	18,297	—	—	—
Equity and debt financing commitments	—	—	—	—	—
Total contractual obligations	$445,802	$49,066	$341,956	$5,362	$49,418

(a)
The mortgages are secured by the real property of the buildings as well as property leases and rents. Property-specific debt is detailed above.
(b)
Consists of non-recourse debt with an aggregate fair value of approximately $43.2 million as of December 31, 2022. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow. Excludes $21.8 million of combined third-party debt outstanding as of December 31, 2022, that is non-recourse to us, at the unconsolidated LLCs in which we hold various non-controlling ownership interests (see Note 8 to the consolidated financial statements).
(c)
Consists of $298.1 million of borrowings outstanding as of December 31, 2022 under the terms of our $375 million Credit Agreement which matures on July 2, 2025. The amount outstanding approximates fair value as of December 31, 2022.
(d)
Assumes that all debt outstanding as of December 31, 2022, including borrowings under the Credit Agreement, and the loans which are non-recourse to us, remain outstanding until the stated maturity date of the debt agreements at the same interest rates which were in effect as of December 31, 2022. We have the right to repay borrowings under the Credit Agreement at any time during the term of the agreement, without penalty. Interest payments are expected to be paid utilizing cash flows from operating activities or borrowings under our revolving Credit Agreement.
(e)
Reflects our future minimum operating lease payment obligations outstanding as of December 31, 2022, as discussed in Note 4 to the consolidated financial statements -Lease Accounting, in connection with ground leases at fourteen of our consolidated properties.
(f)
Consists of the remaining estimated construction costs related to an MOB located in Denison, Texas, which was substantially completed in late 2020 as well as construction costs for a new 85,000 rentable square foot MOB located in Reno, Nevada which commenced construction in January, 2022 and is expected to be completed in March, 2023. We are required to build these facilities pursuant to agreements.

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

The Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. We are not able to predict how the markets will respond to SOFR or any other alternative reference rate as the transition away from LIBOR continues. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

At December 31, 2022, we had contracts that are indexed to LIBOR, such as our unsecured revolving credit facility and interest rate derivatives. We are monitoring and evaluating the related risks, which include interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty. Our unsecured revolving credit facility contains provisions specifying alternative interest rate calculations to be employed when LIBOR ceases to be available as a benchmark.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At December 31, 2022, the fair value of our interest rate swaps was a net asset of $12.0 million which is included in deferred charges and other assets on the accompanying consolidated balance sheet. During the twelve months of 2022, we paid or accrued approximately $414,000 to the counterparty by us, offset by approximately $1.4 million in receipts from the counterparty, adjusted for accruals, pursuant to the terms of the swaps. From inception of the swap agreements through December 31, 2022 we paid or accrued approximately $2.5 million to the counterparty by us, offset by approximately $1.6 million in receipts from the counterparty, adjusted for accruals, pursuant to the terms of the swap. During the twelve months of 2021, we paid or accrued approximately $1.3 million in net payments made to the counterparty by us, adjusted for accruals, pursuant to the terms of the swaps. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity. Amounts are reclassified from AOCI to the income statement in the period or periods the hedged transaction affects earnings. We do not expect any gains or losses on our interest rate swaps to be reclassified to earnings in the next twelve months.

The sensitivity analysis related to our fixed and variable rate debt assumes current market rates with all other variables held constant. As of December 31, 2022, the fair value and carrying-value of our debt is approximately $341.3 million and $343.0 million, respectively. As of that date, the fair value exceeds the carrying-value by approximately $1.7 million.

The table below presents information about our financial instruments that are sensitive to changes in interest rates. The interest rate swaps include the $50 million swap agreement entered into during the third quarter of 2019, the $35 million swap agreement entered into in January 2020 and the $55 million swap agreement entered into in March, 2020. For debt obligations, the amounts of which are as of December 31, 2022, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Long-term debt:
Fixed rate:
Debt(a)	$11,892	$13,550	$939	$601	$626	$17,345	$44,953
Average interest rates	4.4%	4.4%	4.3%	4.2%	4.2%	4.4%	4.4%
Variable rate:
Debt(b)	$—	$—	$298,100	$—	$—	$—	$298,100
Average interest rates	—	—	5.6%	—	—	—	5.6%
Interest rate swaps:
Notional amount (c)	$—	$85,000	$—	$—	$55,000	$—	$140,000
Interest rates	—	1.320%	—	—	0.565%	—	1.070%

(a)
Consists of non-recourse mortgage notes payable.
(b)
Includes $298.1 million of outstanding borrowings under the terms of our $375 million revolving credit agreement.
(c)
Includes: (i) a $50.0 million interest rate swap with a fixed interest rate of 1.144% that is scheduled to mature in September, 2024; (ii) a $35 million interest rate swap with a fixed interest rate of 1.4975% that is scheduled to mature in September, 2024, and; (iii) a $55 million interest rate swap with a fixed interest rate of 0.565% that is scheduled to mature in March, 2027.

As calculated based upon our variable rate debt outstanding as of December 31, 2022 that is subject to interest rate fluctuations, and giving effect to the above-mentioned interest rate swap, each 1% change in interest rates would impact our net income by approximately $1.6 million.

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

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2022, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities and Exchange Act of 1934 and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013), issued by the COSO. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees

Universal Health Realty Income Trust:

Opinion on Internal Control Over Financial Reporting

We have audited Universal Health Realty Income Trust and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 27, 2023 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 27, 2023

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

There is hereby incorporated by reference the information to appear under the captions “Proposal No. 1” (Election of Trustees), “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022. See also “Executive Officers of the Registrant” appearing in Item 1 hereof.

ITEM 11. Executive Compensation

There is hereby incorporated by reference information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

There is hereby incorporated by reference the information to appear under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022.

ITEM 14. Principal Accounting Fees and Services

There is hereby incorporated herein by reference the information to appear under the caption “Relationship with Independent Registered Public Accounting Firm” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022.

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

10.6

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

10.7	Dividend Reinvestment and Share Purchase Plan included in the Trust’s Registration Statement on Form S-3 (Registration No. 333-81763) filed on June 28, 1999, is incorporated herein by reference.

No.	Description
10.8

Asset Exchange and Substitution Agreement, dated as of April 24, 2006, by and among the Trust and Universal Health Services, Inc. and certain of its subsidiaries, previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K dated April 25, 2006, is incorporated herein by reference.

10.9

Amendment No. 1 to the Master Lease Document, between certain subsidiaries of Universal Health Services, Inc. and the Trust, previously filed as Exhibit 10.2 to the Trust’s Current Report on Form 8-K dated April 25, 2006, is incorporated herein by reference.

10.10*

Amendment and Restatement of the Universal Health Realty Income Trust 2007 Restricted Stock Plan, previously filed as Exhibit 4.1 to the Trust’s Registration Statement on Form S-8 (File No. 333-211903), is incorporated herein by reference.

10.11*	Form of Restricted Stock Agreement, previously filed as Exhibit 10.2 to the Trust’s Current Report on Form 8-K dated April 27, 2007, is incorporated herein by reference.

10.12*

The Universal Health Realty Income Trust Amended and Restated 2007 Restricted Stock Plan, as amended, previously filed as Annex A to the Company’s Proxy Statement filed on April 21, 2020, is incorporated herein by reference.

10.13

Agreement dated November 30, 2022, to renew Amended and Restated Advisory Agreement dated as of December 24, 1986, effective January 1, 2023, between Universal Health Realty Income Trust and UHS of Delaware, Inc. is filed herewith.

10.14

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

10.15

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

10.16

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

10.17

First amendment to lease by and between Universal Health Realty Income Trust, a Maryland real estate investment trust and Temple Behavioral Healthcare Hospital, Inc., a Texas corporation, previously filed as Exhibit 10.1 to the Trust's Quarterly Report on Form 10-Q filed on May 6, 2022, is incorporated herein by reference.

10.18

First amendment to asset purchase and sale agreement by and among Universal Health Realty Income Trust, a Maryland real estate investment trust and Universal Health Services, Inc., a Delaware corporation and certain of its wholly-owned subsidiaries, Aiken Regional Medical Centers, LLC, a South Carolina limited liability company ("ARMC"), Temple Behavioral Healthcare Hospital, Inc. ("Temple"), a Texas corporation, and Universal Health Services of Rancho Springs, Inc., a California corporation ("Inland Valley"), previously filed as Exhibit 10.2 to the Trust's Quarterly Report on Form 10-Q filed on May 6, 2022, is incorporated herein by reference.

10.19

Master Lease Document adopted as part of the leases to be executed by Universal Health Realty Income Trust, a Maryland real estate investment trust, as Lessor, and Wholly-Owned Subsidiaries Of Universal Health Services, Inc., a

No.	Description
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

10.21

Lease made as of December 31, 2021 between Universal Health Realty Income Trust, a Maryland real estate investment trust, and Temple Behavioral Healthcare Hospital, Inc., a Texas corporation, previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 31, 2021, is incorporated herein by reference.

10.22

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

February 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alan B. Miller Alan B. Miller	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 27, 2023

/s/ Gayle L. Capozzalo Gayle L. Capozzalo	Trustee	February 27, 2023

/S/ Michael Allan Domb Michael Allan Domb	Trustee	February 27, 2023

/s/ Rebecca A. Guzman	Trustee	February 27, 2023
Rebecca A. Guzman

/S/ Robert F. McCadden Robert F. McCadden	Trustee	February 27, 2023

/S/ Marc D. Miller Marc D. Miller	Trustee	February 27, 2023

/S/ James P. Morey James P. Morey	Trustee	February 27, 2023

/S/ Charles F. Boyle Charles F. Boyle	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees

Universal Health Realty Income Trust:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Health Realty Income Trust and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the carrying value of net real estate investments

As discussed in Note 1 to the consolidated financial statements, the Company tests net real estate investments for recoverability whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. When such impairment indicators exist, the Company makes certain estimates of future undiscounted net cash flows, excluding interest charges, to perform the recoverability test. The net real estate investment balance as of December 31, 2022 was $449.2 million.

We identified the assessment of the carrying value of net real estate investments as a critical audit matter. There is a high degree of subjective and complex auditor judgment in evaluating the relevant events or changes in circumstances that may indicate the carrying value of the asset may not be recoverable. As applicable, future occupancy, rental rates, capital requirements, and expected holding periods used to estimate the expected cash flows were challenging to test, due to the sensitivity of changes to those assumptions on the impact of the assessment of the recoverability of the asset.

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

Philadelphia, Pennsylvania

February 27, 2023

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands)

	December 31,	December 31,
	2022	2021
Assets:
Real Estate Investments:
Buildings and improvements and construction in progress	$641,338	$608,836
Accumulated depreciation	(248,772)	(225,584)
	392,566	383,252
Land	56,631	54,897
Net Real Estate Investments	449,197	438,149
Financing receivable from UHS	83,603	82,439
Net Real Estate Investments and Financing receivable	532,800	520,588
Investments in and advances to limited liability companies ("LLCs")	9,282	10,139
Other Assets:
Cash and cash equivalents	7,614	22,504
Lease and other receivables from UHS	5,388	4,641
Lease receivable - other	8,445	7,109
Intangible assets (net of accumulated amortization of $15.4 million and $14.2 million, respectively)	9,447	9,972
Right-of-use land assets, net	11,457	11,495
Deferred charges and other assets, net	23,107	11,971
Total Assets	$607,540	$598,419
Liabilities:
Line of credit borrowings	$298,100	$271,900
Mortgage notes payable, non-recourse to us, net	44,725	56,866
Accrued interest	373	346
Accrued expenses and other liabilities	12,873	12,157
Ground lease liabilities, net	11,457	11,495
Tenant reserves, deposits and deferred and prepaid rents	10,911	10,328
Total Liabilities	378,439	363,092
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2022 - 13,803,335; 2021 - 13,785,345	138	138
Capital in excess of par value	269,472	268,515
Cumulative net income and other	810,661	789,559
Cumulative dividends	(863,181)	(823,998)
Accumulated other comprehensive income	12,011	1,113
Total Equity	229,101	235,327
Total Liabilities and Equity	$607,540	$598,419

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

	Year ended December 31,
	2022	2021	2020
Revenues:
Lease revenue - UHS facilities (a.)	$29,954	$29,896	$24,571
Lease revenue- Non-related parties	52,004	52,324	51,562
Other revenue - UHS facilities	948	891	882
Other revenue - Non-related parties	2,245	1,079	995
Interest income on financing leases - UHS facilities	5,474	—	—
	90,625	84,190	78,010
Expenses:
Depreciation and amortization	26,557	27,478	25,581
Advisory fees to UHS	5,097	4,406	4,141
Other operating expenses	28,305	23,441	22,284
	59,959	55,325	52,006
Income before equity in income of unconsolidated limited liability companies ("LLCs"), gain on divestitures and interest expense	30,666	28,865	26,004
Equity in income of unconsolidated LLCs	1,191	1,796	1,706
Gain on divestitures of real estate assets	—	87,314	—
Interest expense, net	(10,755)	(8,809)	(8,263)
Net income	$21,102	$109,166	$19,447
Basic earnings per share	$1.53	$7.94	$1.42
Diluted earnings per share	$1.53	$7.92	$1.41
Weighted average number of shares outstanding - Basic	13,771	13,757	13,743
Weighted average number of share equivalents	24	22	22
Weighted average number of shares and equivalents outstanding - Diluted	13,795	13,779	13,765

(a.) Includes bonus rental on McAllen Medical Center, a UHS acute care hospital facility, of $2,801 for the year ended December 31, 2022, and includes bonus rental on three UHS acute care hospital facilities of $6,906 and $6,116 for the years ended December 31, 2021 and 2020, respectively.

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollar amounts in thousands)

	Year ended December 31,
	2022	2021	2020
Net Income	$21,102	$109,166	$19,447
Other comprehensive income/(loss):
Unrealized derivative gain/(loss) on cash flow hedges	10,898	4,928	(4,825)
Total other comprehensive income/(loss):	10,898	4,928	(4,825)
Total comprehensive income	$32,000	$114,094	$14,622

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(dollar and share amounts in thousands)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity
January 1, 2020	13,757	$138	$266,723	$661,280	$(747,417)	$1,010	$181,734
Shares of Beneficial Interest:
Issued	16	—	(32)	—	—	—	(32)
Repurchased	(2)	—	(235)	—	—	—	(235)
Restricted stock-based compensation expense	—	—	912	—	—	—	912
Dividends ($2.76/share)	—	—	—	—	(37,996)	—	(37,996)
Comprehensive income:
Net income	—	—	—	19,447	—	—	19,447
Unrealized net loss on cash flow hedges	—	—	—	—	—	(4,825)	(4,825)
Subtotal - comprehensive income				19,447		(4,825)	14,622

January 1, 2021	13,771	$138	$267,368	$680,727	$(785,413)	$(3,815)	$159,005
Shares of Beneficial Interest:
Issued	14	—	216	—	—	—	216
Repurchased	—	—	(16)	—	—	—	(16)
Restricted stock-based compensation expense	—	—	947	—	—	—	947
Dividends ($2.80/share)	—	—	—	—	(38,585)	—	(38,585)
Comprehensive income:
Net income	—	—	—	109,166	—	—	109,166
Net income/(loss) applicable to noncontrolling interest	—	—	—	(334)	—	—	(334)
Unrealized net gain on cash flow hedges	—	—	—	—	—	4,928	4,928
Subtotal - comprehensive income				108,832		4,928	113,760

January 1, 2022	13,785	$138	$268,515	$789,559	$(823,998)	$1,113	$235,327
Shares of Beneficial Interest:
Issued	18	—	177	—	—	—	177
Repurchased	—	—	—	—	—	—	—
Restricted stock-based compensation expense	—	—	780	—	—	—	780
Dividends ($2.84/share)	—	—	—	—	(39,183)	—	(39,183)
Comprehensive income:
Net income	—	—	—	21,102	—	—	21,102
Unrealized net gain on cash flow hedges	—	—	—	—	—	10,898	10,898
Subtotal - comprehensive income				21,102		10,898	32,000
December 31, 2022	13,803	$138	$269,472	$810,661	$(863,181)	$12,011	$229,101

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$21,102	$109,166	$19,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,557	27,478	25,581
Amortization related to above/below market leases, net	(143)	(183)	(186)
Amortization of debt premium	(50)	(51)	(53)
Amortization of deferred financing costs	714	791	764
Stock-based compensation expense	780	947	912
Gain on divestitures of real estate assets	—	(87,314)	—

Changes in assets and liabilities:
Lease receivables	(2,083)	(843)	(100)
Accrued expenses and other liabilities	1,105	90	(232)
Tenant reserves, deposits and deferred and prepaid rents	(79)	(1,130)	(367)
Accrued interest	27	(5)	(23)
Leasing costs paid	(1,927)	(1,378)	(969)
Other, net	802	157	(564)
Net cash provided by operating activities	46,805	47,725	44,210
Cash flows from investing activities:
Investments in LLCs	(94)	(16,750)	(3,204)
Cash distributions from LLCs	875	418	6,524
Advance made to LLC, net	—	(3,500)	—
Additions to real estate investments, net	(22,485)	(14,120)	(28,262)
Deposit on real estate assets	—	(200)	—
Cash paid for acquisition of properties	(13,620)	(12,989)	(2,266)
Net cash paid as part of asset exchange transaction	(1,346)	(2,839)	—
Cash paid to acquire minority interest in majority-owned LP	—	(3,092)	—
Cash proceeds received from divestiture of properties, net	—	28,119	—
Increase in cash and cash equivalents due to recording of LP on a consolidated basis	—	528	—
Net cash used in investing activities	(36,670)	(24,425)	(27,208)
Cash flows from financing activities:
Net borrowings on line of credit	26,200	35,700	23,250
Repayments of mortgage notes payable	(12,199)	(2,079)	(1,913)
Financing costs paid	(26)	(1,842)	(467)
Repurchase of common shares	—	—	(235)
Dividends paid	(39,177)	(38,532)	(37,973)
Issuance of shares of beneficial interest, net	177	215	(32)
Net cash used in financing activities	(25,025)	(6,538)	(17,370)
Increase/(decrease) in cash and cash equivalents	(14,890)	16,762	(368)
Cash and cash equivalents, beginning of year	22,504	5,742	6,110
Cash and cash equivalents, end of year	$7,614	$22,504	$5,742
Supplemental disclosures of cash flow information:
Interest paid	$10,386	$8,076	$7,573
Invoices accrued for construction and improvements	$1,664	$1,594	$4,368

See accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Universal Health Realty Income Trust and subsidiaries (the “Trust”) is organized as a Maryland real estate investment trust. We invest in healthcare and human-service related facilities currently including acute care hospitals, behavioral health care hospitals, specialty facilities, free-standing emergency departments, childcare centers and medical/office buildings. As of February 27, 2023, we have seventy-six real estate investments located in twenty-one states consisting of:

•
six hospital facilities consisting of three acute care hospitals and three behavioral health care hospitals;
•
four free-standing emergency departments (“FEDs”);
•
fifty-nine medical/office buildings (“MOBs”), including one under construction that is scheduled to be completed in March, 2023, and also including four owned by unconsolidated limited liability companies (“LLCs”)/limited liability partnerships (“LPs”);
•
four preschool and childcare centers, and;
•
three specialty facilities that are currently vacant, one of which is currently in the process of being demolished and the demolition is expected to be completed during the second quarter of 2023.

Many of the factors that could affect our future results are beyond our control or ability to predict, including the impact of the COVID-19 pandemic. Future operations and financial results of our tenants, and in turn ours, could be materially impacted by various developments including those related to COVID-19. Such developments include, but are not limited to, decreases in staffing availability and related increases to wage expense experienced by our tenants resulting from the nationwide shortage of nurses and other clinical staff and support personnel, the impact of government and administrative regulation of the health care industry; declining patient volumes and unfavorable changes in payer mix caused by deteriorating macroeconomic conditions (including increases in uninsured and underinsured patients as the result of business closings and layoffs); potential disruptions related to supplies required for our tenants’ employees and patients; and potential increases to other expenditures. Certain factors may result in the inability or unwillingness on the part of some of our tenants to make timely payment of their rent to us at current levels or to seek to amend or terminate their leases which, in turn, would have an adverse effect on our occupancy levels and our revenue and cash flow and the value of our properties, and potentially, our ability to maintain our dividend at current levels. Decreases in cash flows and results of operations may have an impact on the inputs and assumptions used in significant accounting estimates, including potential impairments of intangible and long-lived assets.

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

In addition, the increase in interest rates has substantially increased our costs of borrowing and reduced our ability to access the capital markets on favorable terms. Additional increases in interest rates could have a significant unfavorable impact on our future results of operations and the resulting effect on the capital markets could adversely affect our ability to carry out our strategy.

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

At December 31, 2022, our net intangible assets total $9.4 million (net of $15.4 million accumulated amortization) and primarily consist of the value of in-place leases. At December 31, 2022, our net intangible value of in-place leases total $7.8 million (net of $14.1 million of accumulated amortization) and will be amortized over the remaining lease terms (aggregate weighted average of 3.9 years at December 31, 2022) and are expected to result in estimated aggregate amortization expense of, $1.9 million, $1.4 million, $1.3 million, $1.1 million and $1.7 million for 2023, 2024, 2025, 2026 and 2027 and thereafter, respectively. Amortization expense on intangible values of in place leases was $2.1 million for the year ended December 31, 2022, $2.6 million for the year ended December 31, 2021 and $2.9 million for the year ended December 31, 2020. The remaining amount of our net intangible assets primarily consists of above-market leases. At December 31, 2022, our net intangible value of above-market leases total $1.5 million (net of $1.2 million of accumulated amortization) and will be amortized over the remaining lease terms (aggregate weighted average of approximately 5.7 years at December 31, 2022) and are expected to result in estimated aggregate amortization offset to rental revenue of approximately $243,000 in 2023, $215,000 in 2024, $215,000 in 2025, $209,000 in 2026 and $570,000 in 2027 and thereafter. Amortization offset to rental revenue on intangible values of above-market leases was $247,000, $205,000 and $202,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and capital improvements. The estimated original useful lives of our buildings range from 25-45 years and the estimated original useful lives of capital improvements ranges from 3-35 years. On a consolidated basis, depreciation expense was $23.3 million for the year ended December 31, 2022, $23.9 million for the year ended December 31, 2021 and $21.8 million for the year ended December 31, 2020.

Financing Assets

As discussed in Note 2 – Relationship with UHS and Related Party Transactions, on December 31, 2021 we entered into an asset purchase and sale agreement, as amended, with UHS and certain of its affiliates. Pursuant to the agreement, UHS purchased from us the real estate assets of the Inland Valley Campus of Southwest Healthcare System (“Inland Valley”) and transferred to us the real estate assets of Aiken Regional Medical Center (“Aiken”) and Canyon Creek Behavioral Health (“Canyon Creek”). In connection with this transaction, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases (with us as lessor), as amended, for initial lease terms of approximately twelve years, ending on December 31, 2033. As a result of UHS’ purchase option within the lease agreements of Aiken and Canyon Creek, the transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction with UHS as a financing arrangement. A portion of the monthly lease payment to us from UHS were and will be recorded to interest income based upon an imputed interest rate and the remainder will reduce the outstanding financing receivable. In connection with this transaction, our Consolidated Balance Sheet at December 31, 2022 and 2021 reflects a financing receivable of $83.6 million and $82.4 million, respectively. As of December 31, 2022, there are no indicators of impairment and the financing receivable will be assessed for recoverability in accordance with our asset impairment policy.

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

At December 31, 2022, we have non-controlling equity investments or commitments in four jointly-owned LLCs/LPs which own MOBs. As of December 31, 2022 we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities which we are the primary beneficiary nor do we have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash funding is typically advanced as equity or member loans. These entities maintain property insurance on the properties.

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

The aggregate gross cost basis and net book value of the properties for federal income tax purposes are approximately $681 million (unaudited) and $406 million (unaudited), respectively, at December 31, 2022. The aggregate cost basis and net book value of the properties for federal income tax purposes were approximately $672 million (unaudited) and $417 million (unaudited), respectively, at December 31, 2021.

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

Concentration of Revenues

The rental revenue earned pursuant to the lease on McAllen Medical Center, which is leased to a related party (see Note 2), generated approximately 9% during 2022, approximately 10% during 2021 and approximately 10% during 2020, of our consolidated revenues.

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

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board ("FASB") issued an accounting standard classified under FASB ASC Topic 848, “Reference Rate Reform.” The amendments in this update contain practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASC 848 is optional. We will evaluate the impact of the guidance and may apply elections as applicable as additional changes in the market occur.

(2) RELATIONSHIP WITH UHS AND RELATED PARTY TRANSACTIONS

Leases: We commenced operations in 1986 by purchasing certain properties from subsidiaries of UHS and immediately leasing the properties back to the respective subsidiaries. The base rentals and lease and renewal terms for each of the hospitals leased to subsidiaries of UHS as of January 1, 2023, are provided below. The base rents are paid monthly. The lease on McAllen Medical Center also provides for bonus rent which is paid quarterly based upon a computation that compares the hospital’s current quarter revenue to a corresponding quarter in the base year. The hospital leases with subsidiaries of UHS, with the exception of the lease on Clive Behavioral Health Hospital (which is operated by UHS in a joint venture with an unrelated third party), are unconditionally guaranteed by UHS and are cross-defaulted with one another. The lease for the Clive facility is guaranteed on a several basis by UHS (52%) and Catholic Health Initiatives-Iowa (48%).

The combined revenues generated from the leases on the three acute care and three behavioral health care hospital facilities leased to subsidiaries of UHS at December 31, 2022, accounted for approximately 26% of our consolidated revenues for the year ended December 31, 2022. The combined revenues generated from the leases on the three acute care and one behavioral health care hospital facilities leased to subsidiaries of UHS at December 31, 2021, (McAllen Medical Center, Wellington Regional Medical Center, Inland Valley Campus of Southwest Healthcare and Clive Behavioral Health), before giving effect to the December 31, 2021 asset purchase and sale agreement with UHS and certain of its affiliates, which was amended during the first quarter of 2022, as discussed below, accounted for approximately 23% of our consolidated revenue for the five years ended December 31, 2021 (approximately 25%, and 22% for the years ended December 31, 2021 and 2020, respectively). In addition to the six UHS hospital facilities, we have twenty properties consisting of MOBs (including one that is under construction and expected to be completed in March, 2023) and FEDs that are either wholly or jointly-owned by us that include, or will include, tenants which are subsidiaries of UHS. The aggregate revenues generated from UHS-related tenants comprised approximately 34% of our consolidated revenue for the five years ended December 31, 2022 (approximately 40%, 37% and 33% for the years ended December 31, 2022, 2021 and 2020, respectively).

On December 31, 2021, we entered into an asset purchase and sale agreement with UHS and certain of its affiliates, which was amended during the first quarter of 2022, pursuant to the terms of which:

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
o
Canyon Creek Behavioral Health (“Canyon Creek”), located in Temple, Texas, at its fair-market value of approximately $26.0 million.
•
in connection with this transaction, since the fair-market value of Aiken and Canyon Creek, which totaled approximately $83.7 million in the aggregate, exceeded the $79.6 million fair-market value of the Inland Valley Campus of Southwest Healthcare System, we paid approximately $4.1 million in cash to UHS. This transaction generated a gain of approximately $68.4 million which is included in our consolidated statement of income for the year ended December 31, 2021.

The properties acquired by us in connection with the asset purchase and sale agreement with UHS, as amended, were accounted for as financing arrangements and our consolidated balance sheets as of December 31, 2022 and December 31, 2021 include financing receivables related to this transaction of $83.6 million and $82.4 million, respectively. Additionally, we structured the purchase and sale of the above-mentioned properties as a like-kind exchange of property under the provisions of Section 1031 of the Internal Revenue Code of 1986, as amended.

Also on December 31, 2021, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases, as amended, (with us as lessor), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033. Subject to the terms of the master lease, Aiken and Canyon Creek have the right to renew their leases, at the then current fair market rent (as defined in the master lease), for seven, five-year optional renewal terms. Pursuant to the leases, as amended during the first quarter of 2022, the aggregate annual rental rate during 2022 on the acquired properties, which is payable to us on a monthly basis, was approximately $5.7 million ($3.9 million related to Aiken and $1.8 million related to Canyon Creek). The portion of the lease payments that is included in our consolidated statements of income, and reflected as interest income on financing leases, was approximately $5.5 million for the year ended December 31, 2022. There is no bonus rental component applicable to either of these leases. On January 1, 2023, the annual rent increased and on each January 1st thereafter through 2033, the annual rental rate will increase by 2.25% on a cumulative and compounded basis. Pursuant to the terms of the previous lease on the Inland Valley Campus of Southwest Healthcare System, we earned $4.5 million of lease revenue during the year ended December 31, 2021 ($2.6 million in base rental and $1.9 million in bonus rental).

Pursuant to the terms of the master leases by and among us and certain subsidiaries of UHS, dated December 24, 1986 and December 31, 2021 (the “Master Leases”), which govern the leases of McAllen Medical Center, Wellington Regional Medical Center (governed by the Master Lease dated December 24, 1986), Aiken Regional Medical Center and Canyon Creek Behavioral Health (governed by the Master Lease dated December 31, 2021, as amended), all of which are hospital properties that are wholly-owned subsidiaries of UHS, UHS has the option, among other things, to renew the leases at the lease terms described below by providing notice to us at least 90 days prior to the termination of the then current term. UHS also has the right to purchase the respective leased facilities from us at their appraised fair market value upon any of the following: (i) at the end of the lease terms or any renewal terms; (ii) upon one month’s notice should a change of control of the Trust occur, or; (iii) within the time period as specified in the leases in the event that UHS provides notice to us of their intent to offer a substitution property/properties in exchange for one (or more) of the four wholly-owned UHS hospital facilities leased from us, should we be unable to reach an agreement with UHS on the properties to be substituted. Additionally, UHS has rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

In addition, a wholly-owned subsidiary of UHS is the managing, majority member in a joint-venture with an unrelated third-party that operates, and leases from us, Clive Behavioral Health. This 100-bed behavioral health care facility is located in Clive, Iowa, and was completed and opened in late December, 2020 and the hospital lease commenced on December 31, 2020. The lease on this facility is triple net and has an initial term of 20 years with five 10-year renewal options. On each January 1st through 2040 (and potentially through 2070 if the first three of five, 10-year renewal options are exercised), the annual rental will increase by 2.75% on a cumulative and compounded basis. The first three of the five 10-year renewal options will provide for annual rental as stipulated in the lease (2041 through 2070) and the two additional 10-year lease renewal options will be at fair market value lease rates (2071 through 2090). Pursuant to the lease on this facility, the joint venture has the option to, among other things, renew the lease at the terms specified in the lease agreement by providing notice to us at least 270 days prior to the termination of the then current term. The joint venture also has the right to purchase the leased facility from us at its appraised fair market value upon either of the following: (i) by providing notice at least 270 days prior to the end of the lease terms or any renewal terms, or; (ii) upon 30 days’ notice anytime within 12 months of a change of control of the Trust (UHS also has this right should the joint venture decline to exercise its purchase right). Additionally, the joint venture has rights of first offer to purchase the facility prior to any third-party sale.

The table below details the existing lease terms and renewal options for each of the hospital leases that are related to UHS as of January 1, 2023, consisting of three acute care hospitals and three behavioral health hospitals:

Hospital Name	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	$5,485,000	December, 2026	5 (a)
Wellington Regional Medical Center	$6,477,000	December, 2026	5 (b)
Aiken Regional Medical Center/Aurora Pavilion Behavioral Health Services	$3,982,000	December, 2033	35 (c)
Canyon Creek Behavioral Health	$1,800,000	December, 2033	35 (c)
Clive Behavioral Health Hospital	$2,701,000	December, 2040	50 (d)

(a)
UHS has one 5-year renewal option at existing lease rates (through 2031).
(b)
UHS has one 5-year renewal option at fair market value lease rates (through 2031; see additional disclosure below). The annual rental will increase by 2.5% on an annual compounded basis on each January 1st through 2026.
(c)
UHS has seven 5-year renewal options at fair market value lease rates (2034 through 2068). The annual rental rate will increase by 2.25% on a cumulative and compounded basis on each January 1st through 2033 .
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

Upon the December 31, 2021 expiration of the lease on Wellington Regional Medical Center located in West Palm Beach, Florida, a wholly-owned subsidiary of UHS exercised its fair market value renewal option and renewed the lease for a 5-year term scheduled to expire on December 31, 2026. Effective January 1, 2022, the annual fair market value lease rate for this hospital, which was payable to us monthly, was $6.3 million (there is no longer a bonus rental component of the lease payment). On January 1, 2023, the annual rent increased and on each January 1st thereafter through 2026, the annual rent will increase by 2.50% on a cumulative and compounded basis. Pursuant to the terms of the hospital’s previous lease, we earned aggregate lease revenue of $5.5 million during the year ended December 31, 2021, (consisting of $3.0 million of base rental and $2.5 million of bonus rental) and $5.1 million during the year ended December 31, 2020 (consisting of $3.0 million of base rental and $2.1 million of bonus rental).

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

In January, 2022, we entered into a ground lease and master flex-lease agreement with a wholly-owned subsidiary of UHS to develop, construct and own the real property of Sierra Medical Plaza I, an MOB located in Reno, Nevada, consisting of approximately 86,000 rentable square feet. This MOB is located on the campus of the Northern Nevada Sierra Medical Center, a newly constructed hospital that is owned and operated by a wholly-owned subsidiary of UHS, which was completed and opened during April of 2022. Construction of this MOB, for which we have engaged a non-related third party to act as construction manager, commenced in January, 2022, and is anticipated to be completed in March, 2023. The cost of the MOB is estimated to be approximately $34.6 million, $20.9 million of which has been incurred as of December 31, 2022. The master flex-lease agreement, which is subject to reduction based upon the execution of third-party leases, is for approximately 68% of the rentable square feet of the MOB at an initial minimum rent of $1.3 million annually.

During the fourth quarter of 2021, we purchased the 5% minority ownership interest held by a third-party member in Grayson Properties, LP which owns the Texoma Medical Plaza, an MOB located in Denison, Texas for approximately $3.1 million. The MOB is located on the campus of Texoma Medical Center, a hospital that is owned and operated by a wholly-owned subsidiary of UHS. A third-party appraisal was completed to determine the fair value of the property. As a result of this minority ownership purchase during the fourth quarter of 2021, we own 100% of the LP and are therefore consolidating this LP effective with the purchase date. There was no material impact on our net income as a result of the consolidation of this LP subsequent to the transaction. Please see Note 8 for additional disclosure surrounding this transaction.

In May, 2021, we acquired the Fire Mesa office building located in Las Vegas, Nevada for a purchase price of approximately $12.9 million. The building is 100% leased under the terms of a triple net lease by a wholly-owned subsidiary of UHS. The initial lease is scheduled to expire on August 31, 2027 and has two five-year renewal options. As discussed in Note 3, the acquisition of this office building is part of a series of planned tax-deferred like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code, as amended.

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

We are the lessee on twelve ground leases with subsidiaries of UHS (for consolidated and unconsolidated investments). The remaining lease terms on the ground leases with subsidiaries of UHS range from approximately 27 years to approximately 76 years. The annual aggregate lease payments on these properties were approximately $508,000 for the year ended 2022, $508,000 for each of the years ended 2023, 2024, 2025 and 2026, and an aggregate of $28.0 million thereafter. See Note 4 for further disclosure around our lease accounting.

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of December 31, 2022, we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock or restricted stock units. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time compensation awards in the form of restricted stock and/or cash bonuses.

Advisory Agreement: UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an advisory agreement dated December 24, 1986, and as amended and restated as of January 1, 2019 (the “Advisory Agreement”). Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory. The Advisory Agreement was renewed for 2023 with the same terms as the Advisory Agreement in place during 2022, 2021 and 2020.

Our advisory fee for 2022, 2021 and 2020 was computed at 0.70% of our average invested real estate assets, as derived from our consolidated balance sheet. Based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the advisory fee computation remained unchanged for 2022, as compared to 2021, 2020 and 2019. The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, lease receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Advisory fees incurred and paid (or payable) to UHS amounted to $5.1 million during 2022, $4.4 million during 2021 and $4.1 million during 2020, and were based upon average invested real estate assets of $728 million, $629 million and $592 million during 2022, 2021 and 2020, respectively.

Share Ownership: As of December 31, 2022 and 2021, UHS owned 5.7% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the Securities and Exchange Commission (“SEC”) and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from UHS-related tenants comprised approximately 34% of our consolidated revenue for the five years ended December 31, 2022 (approximately 40%, 37% and 33% for the years ended December 31, 2022, 2021 and 2020, respectively), and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) PURCHASE AND SALE TRANSACTION, ACQUISITIONS, DIVESTITURES AND NEW CONSTRUCTION

During 2022 and 2021, we completed various transactions as described and noted below utilizing qualified third-party intermediaries, as part of a series of anticipated tax-deferred like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code, as amended.

Subsequent to 2022:

New Construction of Medical Office Building - expected to be substantially completed in March, 2023:

In January, 2022, we entered into a ground lease and master flex-lease agreement with a wholly-owned subsidiary of UHS to develop, construct and own the real property of Sierra Medical Plaza I, an MOB located in Reno, Nevada, consisting of approximately 86,000 rentable square feet. This MOB is located on the campus of the Northern Nevada Sierra Medical Center, a newly constructed hospital that is owned and operated by a wholly-owned subsidiary of UHS, which was completed and opened during April of 2022. Construction of this MOB, for which we have engaged a non-related third party to act as construction manager, commenced in January, 2022, and is anticipated to be completed in March, 2023. The cost of the MOB is estimated to be approximately $34.6 million, $20.9 million of which has been incurred as of December 31, 2022. The master flex-lease, which is subject to reduction based upon the execution of third-party leases, is for approximately 68% of the rentable square feet of the MOB at an initial minimum rent of $1.3 million annually.

2022:

Acquisitions:

In March, 2022, we acquired the Beaumont Heart and Vascular Center, a medical office building located in Dearborn, Michigan, for a purchase price of approximately $5.4 million. The building, which has 17,621 rentable square feet, is 100% leased to a single tenant under the terms of a triple-net lease that is scheduled to expire on November 30, 2026 and has lease escalations of 2.5% per year commencing on December 1, 2022.

In January, 2022, we acquired the 140 Thomas Johnson Drive medical office building located in Frederick, Maryland, for a purchase price of approximately $8.0 million. The building, which has 20,146 rentable square feet, is 100% leased to three tenants under the terms of triple-net leases. Approximately 72% of the rentable square feet of this MOB is leased pursuant to a 15-year lease, with a remaining lease term of approximately 14 years at the time of purchase, with three, five-year renewal options.

Divestitures:

There were no divestitures during 2022.

2021:

Asset Purchase and Sale Agreement with UHS, as amended during the first quarter of 2022:

On December 31, 2021, we entered into an asset purchase and sale agreement, as amended, with UHS and certain of its affiliates pursuant to the terms of which:

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
o
Canyon Creek Behavioral Health (“Canyon Creek”), located in Temple, Texas, at its fair-market value of approximately $26.0 million.
•
in connection with this transaction, since the fair-market value of Aiken and Canyon Creek, which totaled approximately $83.7 million in the aggregate, exceeded the $79.6 million fair-market value of the Inland Valley Campus of Southwest Healthcare System, we paid approximately $2.8 million in cash to UHS (of $4.1 million in the aggregate). This transaction generated a gain of approximately $68.4 million which is included in our consolidated statement of income for the year ended December 31, 2021.

The properties acquired by us in connection with the asset purchase and sale agreement with UHS, as amended, were accounted for as financing arrangements and our consolidated balance sheets as of December 31, 2022 and December 31, 2021, include financing receivables related to this transaction of $83.6 million and $82.4 million, respectively. Additionally, we structured the purchase and sale of the above-mentioned properties as a like-kind exchange of property under the provisions of Section 1031 of the Internal Revenue Code of 1986, as amended. Please see Note 3 for additional disclosure regarding the terms of the master lease and individual property leases in connection with these properties.

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

2020:

New Construction:

In September 2019, we entered into an agreement whereby we own a 95% non-controlling ownership interest in Grayson Properties II L.P., which developed, constructed, owns and operates the Texoma Medical Plaza II, an MOB located in Denison, Texas. This MOB, which was substantially completed in December 2020, is located on the campus of Texoma Medical Center, a hospital that is owned and operated by a wholly-owned subsidiary of UHS. A 10-year master flex lease was executed with the wholly-owned subsidiary of UHS for over 50% of the rentable square feet of the MOB and commenced in December 2020 upon the issuance of the certificate of occupancy. This L.P. entered into a $13.1 million third-party construction loan, non-recourse to us, which is scheduled to mature in June 2025 and has an outstanding balance of $13.1 million as of December 31, 2022. In addition, we have committed to invest up to $4.8 million in equity and debt financing, $1.9 million of which has been funded as of December 31, 2022. We account for this LP on an unconsolidated basis pursuant to the equity method since it is not a variable interest entity and we do not have a controlling voting interest.

In late July 2019, Des Moines Medical Properties, LLC, a wholly-owned subsidiary of ours, entered into an agreement to build and lease a UHS-related behavioral health care hospital located in Clive, Iowa. The lease on this facility, which is triple net and has an initial term of 20 years with five 10-year renewal options, was executed with Clive Behavioral Health, LLC, a joint venture between a wholly-owned subsidiary of UHS and Catholic Health Initiatives - Iowa, Corp. (“JV”). Construction of this hospital, for which we engaged a wholly-owned subsidiary of UHS to act as project manager for an aggregate fee of approximately $750,000, was substantially completed in December 2020 and the property received a temporary certificate of occupancy on December 31, 2020, at which time the hospital lease commenced. Pursuant to the lease on this facility, the JV has the option to, among other things, renew the lease at the terms specified in the lease agreement by providing notice to us at least 270 days prior to the termination of the then current term. The JV also has the right to purchase the leased facility from us at its appraised fair market value upon either of the following: (i) by providing notice at least 270 days prior to the end of the lease terms or any renewal terms, or; (ii) upon 30 days’ notice anytime within 12 months of a change of control of the Trust (UHS also has this right should the JV decline to exercise its purchase right). Additionally, the JV has rights of first offer to purchase the facility prior to any third-party sale.

Acquisition:

On December 28, 2020, we acquired the Sand Point Medical Properties building located in Escanaba, Michigan for a purchase price of approximately $2.2 million. The building is 100% leased under the terms of a 15-year double net lease with a remaining initial lease term of approximately 14 years at the time of purchase, with three, five-year renewal options.

Disposition:

There were no dispositions during 2020.

(4) LEASE ACCOUNTING

Our results for reporting periods beginning January 1, 2019, are presented under the ASC 842 lease standard. We adopted ASC 842 effective January 1, 2019, under the modified retrospective approach and elected the optional transition method to apply the provisions of ASC 842 as of the adoption date, rather than the earliest period presented. We elected to apply certain adoption related practical expedients for all leases that commenced prior to the election date. This practical expedient allowed us to not separate expenses reimbursed by our customers (“tenant reimbursements”) from the associated rental revenue if certain criteria were met.

As Lessor:

We lease most of our operating properties to customers under agreements that are typically classified as operating leases (as noted below, two of our leases are accounted for as financing arrangements effective on December 31, 2021). We recognize the total minimum lease payments provided for under the operating leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from our customers. We record amounts reimbursed by customers in the period that the applicable expenses are incurred, which is generally ratably throughout the term of the lease. We have elected the package of practical expedients that allows lessors to not separate lease and non-lease components by class of underlying asset. This practical expedient allowed us to not separate expenses reimbursed by our customers (“tenant reimbursements”) from the associated rental revenue if certain criteria were met. We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated tenant reimbursements are the same, and for the leases that qualify as operating leases, we accounted for and presented rental revenue and tenant reimbursements as a single component under Lease revenue in our consolidated statements of income for the twelve months ended December 31, 2022, 2021 and 2020.

On December 31, 2021, as a result of the asset purchase and sale transaction with UHS, as amended during the first quarter of 2022, the real estate assets of two wholly-owned subsidiaries of UHS were transferred to us (Aiken and Canyon Creek). As discussed in Note 1, these assets are accounted for as financing arrangements and our Consolidated Balance Sheet at December 31, 2022 and 2021 reflects a financing receivables related to this transaction amounting to $83.6 million and $82.4 million, respectively. Pursuant to the leases, as amended during the first quarter of 2022, the aggregate annual rental rate during 2022 on the acquired properties, which is payable to us on a monthly basis, amounted to approximately $5.7 million ($3.9 million related to Aiken and $1.8 million related to Canyon Creek). The portion of these lease payments that were included in our consolidated statements of income, and reflected as interest income on financing leases, was approximately $5.5 million during the year ended December 31, 2022. Lease revenue will not be impacted by the lease payments received related to these two properties.

The components of the “Lease revenue – UHS facilities” and “Lease revenue – Non-related parties” captions for the years ended 2022, 2021 and 2020 are disaggregated below (in thousands). Base rents are primarily stated rent amounts provided for under the leases that are recognized on a straight-line basis over the term of the lease. Bonus rents and tenant reimbursements represent amounts where tenants are contractually obligated to pay an amount that is variable in nature.

	Year Ended December 31,

	2022	2021	2020
UHS Facilities:
Base rents	$24,485	$21,498	$17,302
Bonus rents (a.)	2,801	6,906	6,116
Tenant reimbursements	2,668	1,492	1,153
Lease Revenue - UHS facilities	$29,954	$29,896	$24,571

Non-related parties:
Base rents	$40,533	$41,880	$41,562
Tenant reimbursements	11,471	10,444	10,000
Lease Revenue - Non-related parties	$52,004	$52,324	$51,562

(a.) Includes bonus rental on McAllen Medical Center, a UHS acute care hospital facility of $2,801 for the year ended December 31, 2022, and includes bonus rental on three UHS acute care hospital facilities of $6,906 and $6,116 for the years ended December 31, 2021 and 2020, respectively. Please see disclosure below surrounding the December 31, 2021 asset purchase and sale transaction with UHS.

Disclosures Related to Certain Hospital Facilities:

Lease Renewal:

Wellington Regional Medical Center:

Upon the December 31, 2021 expiration of the lease on this acute care hospital located in West Palm Beach, Florida, a wholly-owned subsidiary of UHS exercised its fair market value renewal option and renewed the lease for a 5-year term scheduled to expire on December 31, 2026. Effective January 1, 2022, the annual fair market value lease rate for this hospital, which is payable to us monthly, is $6.3 million (there is no longer a bonus rental component of the lease payment). On January 1, 2023 the annual rent increased, and on each January 1st thereafter through 2026, the annual rent will increase by 2.50% on a cumulative and compounded basis. Pursuant to the hospital’s previous lease, we earned aggregate lease revenue of $5.5 million during the year ended December 31, 2021, (consisting of $3.0 million of base rental and $2.5 million of bonus rental) and $5.1 million during the year ended December 31, 2020 (consisting of $3.0 million of base rental and $2.1 million of bonus rental).

Asset Purchase and Sale Agreement:

Southwest Healthcare System, Inland Valley Campus, Aiken Regional Medical Center and Canyon Creek Behavioral Health:

On December 31, 2021, a wholly-owned subsidiary of UHS entered into an asset purchase and sale agreement, as amended, with us. Pursuant to the agreement: (i) a wholly-owned subsidiary of UHS purchased the real estate assets of the Inland Valley Campus of Southwest Healthcare System (“Inland Valley”) from us at its fair market value of $79.6 million; (ii) UHS transferred the real estate assets of two properties to us at their fair market values, consisting of Aiken Regional Medical Center (“Aiken”), which includes an acute care hospital and a behavioral health pavilion, at its fair market value of $57.7 million, and Canyon Creek Behavioral Health

(“Canyon Creek”) at its fair market value of $26.0 million, and; (iii) we paid approximately $4.1 million in cash to UHS since the aggregate fair market value of Aiken and Canyon Creek ($83.7 million) exceeded the fair market value of Inland Valley ($79.6 million). The transaction is accounted for as a failed sale leaseback and is therefore recorded as a financing arrangement instead of a real estate investment on our Consolidated Balance Sheet at December 31, 2022 and 2021. The aggregate annual rental rate during 2022, pursuant to the leases for Aiken and Canyon Creek, as amended during the first quarter of 2022 (payable to us on a monthly basis), was approximately $5.7 million (there is no bonus rental component on either of these leases). The portion of the lease payments received by us that is included in our consolidated statements of income, and reflected as interest income on financing leases, was approximately $5.5 million for the year ended December 31, 2022. Pursuant to the terms of the lease on the Inland Valley Campus, we earned $4.5 million of lease revenue during the year ended December 31, 2021 (consisting of $2.6 million in base rental and $1.9 million in bonus rental) and $4.4 million during the year ended December 31, 2020 (consisting of $2.6 million in base rental and $1.8 million in bonus rental).

Vacancies - Specialty Hospitals:

Evansville, Indiana, Corpus Christi, Texas and Chicago, Illinois:

The lease on the specialty hospital located in Chicago, Illinois, expired on December 31, 2021 and was not renewed. The facility has been marketed to third-parties that had potential interest in purchasing or leasing the property in its existing form. However, during the fourth quarter of 2022, after evaluation of the most suitable future uses of the property, as well as an effort to reduce its ongoing operating and maintenance expenses we decided to raze the building. Demolition, which commenced during the fourth quarter of 2022 and is expected to be completed during the second quarter of 2023, is expected to cost approximately $1.4 million. Approximately $332,000 of the demolition costs were incurred as of December 31, 2022, and are included in our other operating expenses in our consolidated statements of income during that period. Including the demolition costs incurred during 2022, the operating expenses incurred by us in connection with this property during the year ended December 31, 2022 were approximately $1.6 million (approximately $1.3 million excluding the demolition costs). Also, included in our net income during the year ended December 31, 2022, was $1.25 million of revenues related to a settlement and release agreement executed during the fourth quarter of 2022 in connection with this property. The revenue generated from this specialty facility lease that expired in 2021 comprised approximately 2%, or $1.6 million, of our consolidated revenue during the year ended December 31, 2021. Prior to 2022, the former tenant was responsible for the operating expenses of the facility.

The leases on the other two specialty facilities, located in Evansville, Indiana and Corpus Christi, Texas, expired during 2019 and both facilities have been vacant since that time. The aggregate operating expenses for these two vacant specialty facilities were approximately $662,000 and $737,000 during the years ended December 31, 2022 and 2021, respectively.

We continue to market the three above-mentioned properties to third parties. The future operating expenses related to these properties, which are estimated to be approximately $1.3 million in the aggregate during 2023, on an annualized basis (excluding the demolition costs to be incurred with the property in Chicago, Illinois), will be incurred by us during they remain owned and unleased. Should these properties continue to remain owned and unleased for an extended period of time, or should we incur substantial renovation or additional demolition costs to make the properties suitable for other operators/tenants/buyers, our future results of operations could be materially unfavorably impacted.

Minimum future base rents from non-cancelable leases related to properties included in our financial statements on a consolidated basis, excluding increases resulting from changes in the consumer price index, bonus rents and the impact of straight-line rent adjustments, are as follows (amounts in thousands):

For the year ended December 31,	Amount
2023	$69,602
2024	61,488
2025	55,608
2026	50,669
2027	31,245
Thereafter	131,704
Total minimum base rents	$400,316

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

As Lessee:

We are the lessee with various third parties, including subsidiaries of UHS, in connection with ground leases for land at fourteen of our consolidated properties. Our right-of-use land assets represent our right to use the land for the lease term and our lease liabilities represent our obligation to make lease payments arising from the leases. Right-of-use assets and lease liabilities were recognized upon adoption of Topic 842 based on the present value of lease payments over the lease term. We utilized our estimated incremental borrowing rate, which was derived from information available as of January 1, 2019, in determining the present value of lease payments. A right-of-use asset and lease liability are not recognized for leases with an initial term of 12 months or less, as these short-term leases are accounted for similar to previous guidance for operating leases. We do not currently have any ground leases with an initial term of 12 months or less. As of December 31, 2022, our consolidated balance sheet includes right-of-use land assets of approximately $11.5 million and ground lease liabilities of approximately $11.5 million.

During the years ended December 31, 2022 and 2021, the cash paid for amounts included in the measurement of lease liabilities related to our operating leases was approximately $611,000 and $508,000, respectively, which is included as an operating cash outflow within the consolidated statement of cash flows and included in other operating expenses within the consolidated statements of income. The operating lease expense of $611,000 and $508,000 for 2022 and 2021, respectively, includes the impact of a ground lease related to a previously unconsolidated LLC that we began consolidating during the fourth quarter of 2021, as well as the impact of a ground lease on an MOB that was divested during the fourth quarter of 2021. As of and during the year ended December 31, 2022, we did not enter into any lease agreements for our consolidated properties set to commence in the future and there were no newly leased assets for which a right-of-use asset was recorded in exchange for a new lease liability.

Supplemental balance sheet information related to leases was as follows (in thousands):

December 31,
2022

Operating Leases
Right-of-use land assets-operating leases	$11,457

Total lease liabilities	$11,457

Weighted Average remaining lease term, years
Operating leases	56.9

Weighted Average discount rate
Operating leases	5.07%

As of December 31, 2022, we are the lessee with various third parties, including subsidiaries of UHS, in connection with ground leases for land at fourteen of our consolidated properties. Total consolidated amounts expensed relating to the applicable leases in 2022, 2021 and 2020 was approximately $611,000, $508,000 and $480,000, respectively. The following table summarizes fixed, future minimum rental payments, excluding variable costs, which are discounted by our incremental borrowing rate to calculate the lease liabilities for our operating leases in which we are the lessee. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option. Maturities of lease liabilities are as follows (amounts in thousands):

Year ended December 31:

2023	$618
2024	618
2025	618
2026	618
2027	618
Later years	31,874
Total undiscounted lease payments	$34,964
Less imputed interest	23,507
Total	$11,457

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

The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio. At December 31, 2022, the applicable margin over the LIBOR rate was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%.

At December 31, 2022, we had $298.1 million of outstanding borrowings and $3.1 million of letters of credit outstanding under our Credit Agreement. We had $73.8 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of December 31, 2022. The carrying amount and fair value of borrowings outstanding pursuant to the Credit Agreement was $298.1 million at December 31, 2022. There are no compensating balance requirements. The average amount outstanding under our Credit Agreement during the years ended December 31, 2022, 2021 and 2020 was $277.9 million, $253.5 million and $219.1 million, respectively, with corresponding effective interest rates of 2.9%, 2.2%, and 2.4%, respectively, including commitment fees and interest rate swaps/caps. At December 31, 2021, we had $271.9 million of outstanding borrowings outstanding against our revolving credit agreement that was in effect at that time, $3.2 million of letters of credit outstanding against the agreement and $99.9 million of available borrowing capacity.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts then outstanding under the Credit Agreement. We are in compliance with all of the covenants in the Credit Agreement at December 31, 2022, and were in compliance with all of the covenants of the Credit Agreement at December 31, 2021. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios at December 31, 2022 and 2021, giving effect to the covenants contained in the Credit Agreements in effect on the respective dates (dollar amounts in thousands):

	Covenant	December 31, 2022	December 31, 2021
Tangible net worth	$125,000	$219,654	$225,355
Total leverage	< 60%	42.9%	43.1%
Secured leverage	< 30%	5.6%	7.4%
Unencumbered leverage	< 60%	41.8%	41.9%
Fixed charge coverage	> 1.50x	4.3x	4.8x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us and are not cross-collateralized, included on our consolidated balance sheet as of December 31, 2022 and 2021 (amounts in thousands):

	As of 12/31/2022			As of 12/31/2021
Facility Name	Interest Rate	Maturity Date	Outstanding Balance (in thousands)(a.)	Outstanding Balance (in thousands)
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan (b.)	4.54%	June, 2022	$-	$5,210
BRB Medical Office Building fixed rate mortgage loan (c.)	4.27%	December, 2022	-	5,280
Desert Valley Medical Center fixed rate mortgage loan (d.)	3.62%	January, 2023	4,194	4,356
2704 North Tenaya Way fixed rate mortgage loan (e.)	4.95%	November, 2023	6,252	6,418
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	4.03%	April, 2024	12,558	12,806
Tuscan Professional Building fixed rate mortgage loan	5.56%	June, 2025	1,719	2,343
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	3.95%	January, 2030	8,203	8,466
Rosenberg Children's Medical Plaza fixed rate mortgage loan	4.42%	September, 2033	12,027	12,273
Total, excluding net debt premium and net financing fees			44,953	57,152
Less net financing fees			(268)	(376)
Plus net debt premium			40	90
Total mortgage notes payable, non-recourse to us, net			$44,725	$56,866

(a.)
All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)
This $5.1 million fixed rate mortgage loan was fully repaid on June 1, 2022, utilizing borrowings under our Credit Agreement.
(c.)
This $5.1 million fixed rate mortgage loan was fully repaid on December 1, 2022, utilizing borrowings under our Credit Agreement.
(d.)
This $4.2 million fixed rate mortgage loan was fully repaid on January 3, 2023, utilizing borrowings under our Credit Agreement.
(e.)
This loan is scheduled to mature within the next twelve months, at which time we will decide whether to refinance pursuant to a new mortgage loan or by utilizing borrowings under our Credit Agreement.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of December 31, 2022 had a combined carrying value of approximately $45.0 million and a combined fair value of approximately $43.2 million. At December 31, 2021, we had various mortgages, all of which were non-recourse to us, included in our consolidated balance sheet. The combined outstanding balance of these various mortgages was $57.2 million and these mortgages had a combined fair value of approximately $59.4 million.

The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosure in connection with debt instruments. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

As of December 31, 2022, our aggregate consolidated scheduled debt repayments (including mortgages) are as follows (amounts in thousands):

2023	$11,892
2024	13,550
2025 (a.)	299,039
2026	601
2027	626
Later	17,345
Total	$343,053
(a.)
Includes assumed repayment of $298.1 million of outstanding borrowings under the terms of our $375 million revolving credit agreement scheduled to mature in July, 2025.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At December 31, 2022, the fair value of our interest rate swaps was a net asset of $12.0 million which is included in deferred charges and other assets on the accompanying consolidated balance sheet. During the twelve months of 2022, we paid or accrued approximately $414,000 to the counterparty by us, offset by approximately $1.4 million in receipts from the counterparty, adjusted for accruals, pursuant to the terms of the swaps. From inception of the swap agreements through December 31, 2022 we paid or accrued approximately $2.5 million to the counterparty by us, offset by approximately $1.6 million in receipts from the counterparty, adjusted for accruals, pursuant to the terms of the swap. During the twelve months of 2021, we paid or accrued approximately $1.3 million in net payments made to the counterparty by us, adjusted for accruals, pursuant to the terms of the swaps. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity. Amounts are reclassified from AOCI to the income statement in the period or periods the hedged transaction affects earnings. We do not expect any gains or losses on our interest rate swaps to be reclassified to earnings in the next twelve months.

(6) DIVIDENDS AND EQUITY ISSUANCE PROGRAM

Dividends:

During each of the last three years, dividends were declared and paid by us as follows:

•
2022: $2.84 per share of which $2.24 per share was ordinary income and $.60 per share was non-dividend distributions (there was no capital gain and no Unrecaptured Section 1250 gain in 2022).
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

No shares were issued pursuant to this ATM equity program during the either of the years ended December 31, 2022 or 2021. Pursuant to this ATM program, since the program commenced in the second quarter of 2020, we have issued 2,704 shares at an average price of $101.30 per share, which generated approximately $270,000 of net proceeds (net of approximately $4,000, consisting of compensation to BofA Securities, Inc.). Additionally, from inception to December 31, 2022, we have paid approximately $508,000 in various fees and expenses related to our ATM program.

(7) INCENTIVE PLANS

During 2007, our Board of Trustees and shareholders approved the Universal Health Realty Income Trust 2007 Restricted Stock Plan which was amended and restated in 2020 and 2016 (the “2007 Plan”). An aggregate of 175,000 shares (as amended in 2020) were authorized for issuance under this plan and a total of 142,269 shares, net of cancellations, have been issued pursuant to the terms of this plan, 117,040 of which have vested as of December 31, 2022. At December 31, 2022 there are 32,731 shares remaining for issuance under the terms of the 2007 Plan.

During 2022, there were 15,064 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees, officers and other personnel of the Trust pursuant to the 2007 Plan at a weighted average grant price of $52.30 per share (approximately $788,000 in the aggregate). The majority of these restricted shares are scheduled to vest in June of 2024, and additional shares are scheduled to vest in September and November, 2024 (the second anniversary date of each grant date). Pursuant to the restricted shares issued during 2022, dividends on unvested stock will be deferred and accumulated prior to the vesting of the shares and paid, in either cash and/or stock, in the aggregate on the vesting date on the shares that ultimately vest.

During 2021, there were 10,165 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees, officers and other personnel of the Trust pursuant to the 2007 Plan at a weighted average grant price of $71.69 per share ($729,000 in the aggregate, net of cancellations). These restricted shares are scheduled to vest in June of 2023 (the second anniversary date of the grant). Pursuant to the restricted shares issued during 2021, dividends on unvested stock will be deferred and accumulated prior to the vesting of the shares and paid, in either cash and/or stock, in the aggregate on the vesting date on the shares that ultimately vest.

During 2020, there were 10,765 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees, officers and other personnel of the Trust pursuant to the 2007 Plan at a weighted average grant price of $96.74 per share ($1.0 million in the aggregate, net of cancellations). These restricted shares vested in June of 2022 (the second anniversary date of the grant). Pursuant to the restricted shares issued during 2020, dividends on unvested stock were deferred and accumulated prior to the vesting of the shares and paid in cash in the aggregate upon the vesting of the shares.

We expense the grant-date fair value restricted stock awards under the straight-line method over the stated vesting period of the award. In connection with these grants, we recorded compensation expense of approximately $780,000, $947,000 and $912,000 during 2022, 2021 and 2020, respectively. The remaining expense associated with these grants is approximately $734,000 and will be recorded over the remaining weighted average vesting period for outstanding restricted Shares of Beneficial Interest of approximately 1.2 years at December 31, 2022.

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

At December 31, 2022, we have non-controlling equity investments or commitments in four jointly-owned LLCs/LPs which own MOBs. As of December 31, 2022, we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities which we are the primary beneficiary nor do we have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash funding is typically advanced as equity or member loans. These entities maintain property insurance on the properties.

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

The following property table represents the four LLCs or LPs in which we own a non-controlling interest and were accounted for under the equity method as of December 31, 2022:

Name of LLC/LP	Ownership	Property Owned by LLC/LP
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)(b.)	74%	Mid Coast Hospital MOB
FTX MOB Phase II (c.)	95%	Forney Medical Plaza II
Grayson Properties II (d.)(e.)	95%	Texoma Medical Plaza II
(a.)
This LLC has a third-party term loan of $8.7 million, which is non-recourse to us, outstanding as of December 31, 2022.
(b.)
We are the lessee with a third party on a ground lease for land.
(c.)
During the first quarter of 2021, this LP paid off its $4.7 million mortgage loan, upon maturity, utilizing pro rata equity contributions from the limited partners as well as a $3.5 million member loan from us to the LP which was funded utilizing borrowings from our revolving credit agreement and is scheduled to mature on March 1, 2023.
(d.)
Construction on this MOB was substantially completed in December 2020. The MOB is located in Denison, Texas on the campus of a hospital owned and operated by a wholly-owned subsidiary of UHS. We have committed to invest up to $4.8 million in equity and debt financing, $1.8 million of which has been funded as of December 31, 2022. This LLP entered into a $13.1 million third-party construction loan, which is non-recourse to us, which has an outstanding balance of $13.1 million as of December 31, 2022. Monthly principal and interest payments on this loan commenced on January 1, 2023. The LP developed constructed, owns and operates the Texoma Medical Plaza II.
(e.)
We are the lessee with a UHS-related party for the land related to this property.

Below are the combined statements of income for the four LLCs/LPs accounted for under the equity method at December 31, 2022 and the four LLCs/LPs accounted for under the equity method as of December 31, 2021 and 2020. The 2020 period does not include the newly constructed Texoma Medical Plaza II that was substantially completed in December, 2020. The data for the year ended December 31, 2021 includes financial results for the above-mentioned Texoma Medical Plaza in which we purchased the minority ownership interest during the fourth quarter of 2021, for the period of January through October of 2021 only (during which it was accounted for under the equity method).

	For the Year Ended December 31,
	2022	2021	2020
	(amounts in thousands)
Revenues	$8,204	$10,575	$9,973
Operating expenses	3,177	4,093	3,979
Depreciation and amortization	1,853	2,198	1,827
Interest, net	1,061	1,721	1,296
Net income	$2,113	$2,563	$2,871
Our share of net income	$1,191	$1,796	$1,706

Below are the combined balance sheets for the four LLCs/LPs that were accounted for under the equity method as of December 31, 2022 and 2021:

	December 31,
	2022	2021
	(amounts in thousands)
Net property, including construction in progress	$29,573	$30,983
Other assets (a.)	4,334	4,574
Total assets	$33,907	$35,557

Other liabilities (a.)	$2,338	$2,797
Mortgage notes payable, non-recourse to us	21,802	22,068
Advances payable to us (b.)	3,500	3,500
Equity	6,267	7,192
Total liabilities and equity	$33,907	$35,557

Investments in LLCs before amounts included in accrued expenses and other liabilities	9,282	10,139
Amounts included in accrued expenses and other liabilities	(1,709)	(1,784)
Our share of equity in LLCs, net	$7,573	$8,355
(a.)
Other assets and other liabilities as of December 31, 2022 and 2021, include approximately $654,000 and $656,000, respectively, of right-of-use land assets and right-of-use land liabilities related to ground leases whereby the LLC/LP is the lessee, with third parties, including subsidiaries of UHS.
(b.)
Consists of a 7.25% member loan to FTX MOB Phase II, LP with a maturity date of March 1, 2023.

As of December 31, 2022, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

2023	$597
2024	613
2025	12,704
2026	293
2027	301
2028 and thereafter	7,294
Total	$21,802

	Mortgage Loan Balance (a.)
Name of LLC/LP	12/31/2022	12/31/2021	Maturity Date
Brunswick Associates (2.80% fixed rate mortgage loan)	$8,727	$8,993	December, 2030
Grayson Properties II (3.70% fixed rate construction loan) (b.)	13,075	13,075	June, 2025
	$21,802	$22,068
(a.)
All mortgage loans require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(b.)
This construction loan has a maximum balance of $13.1 million and requires interest on the outstanding principal balance to be paid on a monthly basis through December 1, 2022. Monthly principal and interest payments commenced on January 1, 2023.

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

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation — December 31, 2022

(amounts in thousands)

					Gross amount at					Date of
					which carried					Completion of
	Initial Cost				at end of period				Accumulated	Construction,
Description	Encumbrance (c.)	Land	Building & Improv.	Adjustments to Basis (a.)	Land	Building & Improvements	CIP	Total	Depreciation as of Dec. 31, 2022	Acquisition or Significant improvement	Date Acquired	Average Depreciable Life
McAllen Medical Center McAllen, Texas	$0	$4,720	$31,442	$10,189	$6,281	$40,070	$0	$46,351	$31,947	1994	1986	42 Years
Wellington Regional Medical Center West Palm Beach, Florida	0	1,190	14,652	17,370	1,663	31,549	0	33,212	23,661	2006	1986	42 Years
Evansville Facility Evansville, Indiana	0	500	6,945	1,062	500	8,007	0	8,507	6,694	1993	1989	40 Years
4058 W. Melrose Facility Chicago, Illinois	0	158	6,404	1,838	158	8,242	0	8,400	8,242	1993	1986	25 Years
Family Doctor’s Medical Office Building Shreveport, Louisiana	0	54	1,526	549	54	2,075	0	2,129	1,291	1991	1995	45 Years
Professional Buildings at King’s Crossing Kingwood, Texas (d.)	0	439	1,837	-297	439	1,540	0	1,979	559	1995	1995	45 Years
Chesterbrook Academy Audubon, Pennsylvania	0	307	996	0	307	996	0	1,303	586	1996	1996	45 Years
Chesterbrook Academy New Britain, Pennsylvania	0	250	744	0	250	744	0	994	446	1991	1996	45 Years
Chesterbrook Academy Uwchlan, Pennsylvania	0	180	815	0	180	815	0	995	479	1992	1996	45 Years
Chesterbrook Academy Newtown, Pennsylvania	0	195	749	0	195	749	0	944	447	1992	1996	45 Years
The Southern Crescent Center I (b.)	0	1,130	5,092	-1,979	1,130	3,113	0	4,243	2,773	1994	1996	45 Years
The Southern Crescent Center II (b.) Riverdale, Georgia	0	0	0	5,424	806	4,618	0	5,424	3,544	2000	1998	35 Years
The Cypresswood Professional Center Spring, Texas (e.)	0	573	3,842	-2,509	573	1,333	0	1,906	431	1997	1997	35 Years
701 South Tonopah Building Las Vegas, Nevada (f.)	0	0	1,579	68	0	1,647	0	1,647	1,534	1999	1999	25 Years
Danbury Medical Plaza Danbury, Connecticut	0	1,151	5,176	1,576	1,151	6,752	0	7,903	4,725	2000	2000	30 Years
Corpus Christi Facility Corpus Christi, Texas	0	1,104	5,508	0	1,104	5,508	0	6,612	2,344	2008	2008	35 Years
Apache Junction Medical Plaza Apache Junction, AZ	0	240	3,590	1,414	240	5,004	0	5,244	2,747	2004	2004	30 Years
BRB Medical Office Building Kingwood, Texas	0	430	8,970	1,311	430	10,281	0	10,711	3,326	2010	2010	37 Years
Centennial Hills Medical Office Building Las Vegas, NV (f.)	0	0	19,890	3,606	0	23,496	16	23,512	9,352	2006	2006	34 Years
Desert Springs Medical Plaza Las Vegas, NV	0	1,200	9,560	2,781	1,200	12,341	0	13,541	5,531	1998	1998	30 Years
700 Shadow Lane & Goldring MOBs Las Vegas, NV	0	400	11,300	5,767	400	17,067	865	18,332	7,794	2003	2003	30 Years
Spring Valley Hospital MOB I Las Vegas, NV (f.)	0	0	9,500	1,728	0	11,228	136	11,364	4,570	2004	2004	35 Years
Spring Valley Hospital MOB II Las Vegas, NV (f.)	0	0	9,800	2,212	0	12,012	52	12,064	4,568	2006	2006	34 Years
Summerlin Hospital MOB I Las Vegas, NV	0	460	15,440	2,176	460	17,616	233	18,309	7,848	1999	1999	30 Years

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation — December 31, 2022 (continued)

(amounts in thousands)

					Gross amount at					Date of
					which carried					Completion of
	Initial Cost				at end of period				Accumulated	Construction,
Description	Encumbrance (c.)	Land	Building & Improv.	Adjustments to Basis (a.)	Land	Building & Improvements	CIP	Total	Depreciation as of Dec. 31, 2022	Acquisition or Significant improvement	Date Acquired	Average Depreciable Life
Summerlin Hospital MOB II Las Vegas, NV	0	370	16,830	1,841	370	18,671	483	19,524	8,065	2000	2000	30 Years
Summerlin Hospital MOB III Las Vegas, NV (f.)	12,558	0	14,900	2,743	0	17,643	0	17,643	6,188	2009	2009	36 Years
Emory at Dunwoody Building Dunwoody, GA	0	782	3,455	0	782	3,455	0	4,237	1,421	2011	2011	35 Years
Forney Medical Plaza Forney, TX	0	910	11,960	214	910	12,174	0	13,084	4,909	2011	2011	35 Years
Lake Pointe Medical Arts Building Rowlett, TX	0	1,100	9,000	1,058	1,100	10,058	0	11,158	3,609	2011	2011	35 Years
Tuscan Professional Building Irving, TX	1,719	1,100	12,525	2,037	1,100	14,562	639	16,301	6,081	2011	2011	35 Years
Peace Health Medical Clinic Bellingham, WA	0	1,900	24,910	921	1,900	25,831	0	27,731	9,157	2012	2012	35 Years
Northwest Texas Professional Office Tower Amarillo, TX (f.)	0	0	7,180	1,390	0	8,570	0	8,570	2,805	2012	2012	35 Years
Ward Eagle Office Village Farmington Hills, MI	0	220	3,220	106	220	3,326	0	3,546	1,137	2013	2013	35 Years
5004 Poole Road MOB Denison, TX	0	96	529	0	96	529	0	625	170	2013	2013	35 Years
Desert Valley Medical Center Phoenix, AZ	4,194	2,280	4,624	1,208	2,280	5,832	0	8,112	2,280	1996	1996	30 Years
Hanover Emergency Center Mechanicsville, VA	0	1,300	6,224	0	1,300	6,224	0	7,524	1,744	2014	2014	35 Years
Haas Medical Office Park Ottumwa, IA (g.)	0	0	3,571	0	0	3,571	0	3,571	944	2015	2015	35 Years
South Texas ER at Mission Mission, TX	0	1,441	4,696	0	1,441	4,696	0	6,137	1,247	2015	2015	35 Years
North Valley Medical Plaza Phoenix, AZ	0	930	6,929	2,333	930	9,262	9	10,201	3,455	2010	2010	30 Years
Northwest Medical Center at Sugar Creek Bentonville, AR	0	1,100	2,870	0	1,100	2,870	0	3,970	864	2014	2014	35 Years
Rosenberg Children’s Medical Plaza Phoenix, AZ (g.)	12,027	0	23,302	158	0	23,460	0	23,460	6,653	2001	2001	35 Years
Phoenix Children’s East Valley Care Center Phoenix, AZ	8,203	1,050	10,900	0	1,050	10,900	0	11,950	3,080	2006	2006	35 Years
Palmdale Medical Plaza Palmdale, CA (f.)	0	0	10,555	1,847	0	12,402	30	12,432	3,967	2008	2008	34 Years
Piedmont-Roswell Physician Center Sandy Springs, GA	0	2,338	2,128	0	2,338	2,128	0	4,466	706	2015	2015	30 Years
Piedmont-Vinings Physician Center Vinings, GA	0	1,348	2,418	0	1,348	2,418	0	3,766	775	2015	2015	30 Years
Santa Fe Professional Plaza Scottsdale, AZ	0	1,090	1,960	670	1,090	2,630	0	3,720	1,042	1999	1999	30 Years
Sierra San Antonio Medical Plaza Fontana, CA (g.)	0	0	11,538	876	0	12,414	0	12,414	4,330	2006	2006	30 Years
Vista Medical Terrace & Sparks MOB Sparks, NV (f.)	0	0	9,276	2,249	0	11,525	64	11,589	4,488	2008	2008	30 Years
South Texas ER at Weslaco Weslaco ,TX	0	1,749	4,879	0	1,749	4,879	0	6,628	1,304	2015	2015	35 Years
Chandler Corporate Center III Chandler, AZ	0	2,328	14,131	0	2,328	14,131	0	16,459	4,487	2016	2016	35 Years
Frederick Crestwood MOB Frederick, MD	0	2,265	18,731	0	2,265	18,731	0	20,996	4,557	2016	2016	35 Years
Madison Professional Office Building Madison, AL	0	2,296	6,411	0	2,296	6,411	0	8,707	1,736	2016	2016	35 Years
Tenaya Medical Office Building Las Vegas, NV	6,252	3,032	10,602	0	3,032	10,602	0	13,634	2,449	2016	2016	35 Years
Henderson Medical Plaza Henderson, NV (f.)	0	0	10,718	9,891	0	20,609	73	20,682	6,944	2017	2017	35 Years
Hamburg Medical Building Hamburg, PA	0	696	3,406	0	696	3,406	0	4,102	749	2017	2017	35 Years
Las Palmas Del Sol Emergency Center - West El Paso, TX	0	801	5,029	0	801	5,029	0	5,830	993	2017	2017	35 Years
Beaumont Medical Sleep Center Building Southfield, MI	0	254	2,968	0	254	2,968	0	3,222	547	2018	2018	35 Years

					Gross amount at					Date of
					which carried					Completion of
	Initial Cost				at end of period				Accumulated	Construction,
Description	Encumbrance (c.)	Land	Building & Improv.	Adjustments to Basis (a.)	Land	Building & Improvements	CIP	Total	Depreciation as of Dec. 31, 2022	Acquisition or Significant improvement	Date Acquired	Average Depreciable Life
Clive Behavioral Health Clive, IA	0	1,330	0	33,954	1,330	33,954	0	35,284	2,839	2020	2019	35 Years
Bellin Health Family Medical Center Escanaba, MI	0	605	3,906	0	605	3,906	0	4,511	493	2019	2019	35 Years
Sand Point Medical Properties Escanaba, MI	0	265	1,654	0	265	1,654	0	1,919	136	2020	2020	35 Years
2700 Fire Mesa, LLC Las Vegas, NV		2,400	9,671		2,400	9,671	0	12,071	756	2021	2021	35 Years
Texoma Medical Plaza Denison, TX (f)(h)		0	19,771	112	0	19,883	0	19,883	5,868	2021	2021	39 Years
Sierra Medical Plaza I Reno, NV (f)(i)		0	0	0	0	0	20,881	20,881	0	2023	2021
Beaumont Heart & Vascular Dearborn, MI		537	4,434		537	4,434	0	4,971	157	2022	2022	35 Years
140 Thomas Johnson Drive Frederick, MD		1,197	5,635	0	1,197	5,635	0	6,832	201	2022	2022	35 Years
TOTALS (j.)	$44,953	$53,791	$502,803	$117,894	$56,631	$617,857	$23,481	$697,969	$248,772

a. Consists of costs subsequent to acquisition that were capitalized, divested or written down in connection with asset impairments and hurricane related damage.

b. During 2008, a $4.6 million provision for asset impairment was recorded in connection with the real estate assets of Southern Crescent Center I & Southern Crescent Center II.

c. Consists of outstanding balances as of December 31, 2022 on third-party debt that is non-recourse to us.

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

i. New construction project related to a new MOB located in Reno, Nevada, which is anticipated to be completed in March, 2023 and is located on the campus of a UHS wholly-owned hospital that was completed and opened in April, 2022.

j. The aggregate cost for federal income tax purposes is $681 million (unaudited) with a net book value of $406 million (unaudited).

In addition to the real estate properties listed in the table above, as part of the December 31, 2021 asset purchase and sale agreement with UHS, as amended and as discussed herein, a wholly-owned subsidiary of UHS purchased the real estate assets of the Inland Valley Campus of Southwest Healthcare System from us, and transferred the real estate assets of two wholly-owned subsidiaries of UHS (Aiken Regional Medical Center and Canyon Creek Behavioral Health). The real estate assets received from UHS are recorded as a financing receivable from UHS on our Consolidated Balance Sheet at December 31, 2022. Please see Note 2 and Note 3 for additional disclosure.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO SCHEDULE III

DECEMBER 31, 2022

(amounts in thousands)

(1) RECONCILIATION OF REAL ESTATE PROPERTIES

The following table reconciles the Real Estate Properties from January 1, 2020 to December 31, 2022:

	2022	2021	2020
Balance at January 1,	$663,733	$660,449	$627,395
Impact of consolidation of an LP (a.)	-	19,771	-
Additions (b.)	22,555	11,346	31,145
Acquisitions	11,802	12,071	1,919
Disposals/Divestitures (c.)	(121)	(39,904)	(10)
Balance at December 31,	$697,969	$663,733	$660,449

(2) RECONCILIATION OF ACCUMULATED DEPRECIATION

The following table reconciles the Accumulated Depreciation from January 1, 2020 to December 31, 2022:

	2022	2021	2020
Balance at January 1,	$225,584	$216,648	$194,888
Impact of consolidation of an LP (a.)	-	4,847	-
Disposals/Divestitures (c.)	(121)	(19,796)	(10)
Depreciation expense	23,309	23,885	21,770
Balance at December 31,	$248,772	$225,584	$216,648

(a)
During the fourth quarter of 2021, we purchased the 5% minority ownership interest held by a third-party member in an LP in which we previously held a non-controlling majority ownership interest. As a result of this minority interest purchase, we now own 100% of the LP and the financial results are included in our consolidated financial statements.
(b)
Included in the additions for 2022 and 2021 are approximately $18.0 million and $2.9 million related to the construction of a new MOB, which is anticipated to be completed in March, 2023, and is located on the campus of a UHS wholly-owned hospital that was completed and opened in April, 2022. Included in the additions for 2020 are approximately $25.1 million related to the construction of Clive Behavioral Health, located in Clive, Iowa, for which construction was substantially completed in December 2020.
(c)
2021 includes the sale of the Auburn Medical Office Building II, the sale of the Children’s Clinic at Springdale as well as the exchange of Inland Valley Campus of Southwest Healthcare System, located in Wildomar, CA.