Form 10-Q
period 2023-03-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2023-05-09
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Number of common shares of beneficial interest outstanding at April 30, 2023—13,804,145

UNIVERSAL HEALTH REALTY INCOME TRUST

This Quarterly Report on Form 10-Q is for the quarter ended March 31, 2023. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

As disclosed in this Quarterly Report, including in Note 2 to the condensed consolidated financial statements—Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions, a wholly-owned subsidiary of UHS (UHS of Delaware, Inc.) serves as our Advisor pursuant to the terms of an annually renewable Advisory Agreement dated December 24, 1986, and as amended and restated as of January 1, 2019. The Advisory Agreement expires on December 31 of each year, however, it is renewable by us, subject to a determination by our Trustees who are unaffiliated with UHS, that the Advisor’s performance has been satisfactory. The Advisory Agreement was renewed for 2023 with the same terms as the Advisory Agreement in place during 2022 and 2021. Our officers are all employees of UHS through its wholly-owned subsidiary, UHS of Delaware, Inc. In addition, five of our hospital facilities are leased to wholly-owned subsidiaries of UHS, one of our hospital facilities is leased to a joint venture between a wholly-owned subsidiary of UHS and a third party, and subsidiaries of UHS are tenants of twenty medical office or general office buildings (including one newly constructed medical office building that was substantially completed during the first quarter of 2023) or free-standing emergency departments, that are either wholly or jointly-owned by us. Any reference to “UHS” or “UHS facilities” in this report is referring to Universal Health Services, Inc.’s subsidiaries, including UHS of Delaware, Inc.

In this Quarterly Report, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 95%. As of March 31, 2023, we had investments in four jointly-owned LLCs/LPs. We currently account for our share of the income/loss from these investments by the equity method (see Note 5 to the condensed consolidated financial statements included herein).

Part I. Financial Information

Item I. Financial Statements

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2023 and 2022

(amounts in thousands, except per share information)

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Lease revenue - UHS facilities (a.)	$7,787	$7,426
Lease revenue - Non-related parties	13,361	12,895
Other revenue - UHS facilities	231	229
Other revenue - Non-related parties	481	255
Interest income on financing leases - UHS facilities	1,366	1,370
	23,226	22,175
Expenses:
Depreciation and amortization	6,618	6,709
Advisory fees to UHS	1,302	1,224
Other operating expenses	7,521	6,867
	15,441	14,800
Income before equity in income of unconsolidated limited liability companies ("LLCs") and interest expense	7,785	7,375
Equity in income of unconsolidated LLCs	371	252
Interest expense, net	(3,697)	(2,222)
Net income	$4,459	$5,405
Basic earnings per share	$0.32	$0.39
Diluted earnings per share	$0.32	$0.39

Weighted average number of shares outstanding - Basic	13,778	13,764
Weighted average number of shares outstanding - Diluted	13,803	13,785

(a.) Includes bonus rental on McAllen Medical Center, a UHS acute care hospital facility of $764 and $678 for the three-month periods ended March 31, 2023 and 2022, respectively.

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2023 and 2022

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net income	$4,459	$5,405
Other comprehensive (loss)/gain:
Unrealized derivative (loss)/gain on cash flow hedges	(1,747)	5,684
Total other comprehensive (loss)/gain:	(1,747)	5,684
Total comprehensive income	$2,712	$11,089

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(amounts in thousands, except share information)

(unaudited)

	March 31,	December 31,
	2023	2022
Assets:
Real Estate Investments:
Buildings and improvements and construction in progress	$645,509	$641,338
Accumulated depreciation	(254,590)	(248,772)
	390,919	392,566
Land	56,631	56,631
Net Real Estate Investments	447,550	449,197
Financing receivable from UHS	83,525	83,603
Net Real Estate Investments and Financing receivable	531,075	532,800
Investments in and advances to limited liability companies ("LLCs")	9,599	9,282
Other Assets:
Cash and cash equivalents	8,120	7,614
Lease and other receivables from UHS	5,755	5,388
Lease receivable - other	8,611	8,445
Intangible assets (net of accumulated amortization of $14.1 million and $15.4 million, respectively)	8,877	9,447
Right-of-use land assets, net	11,836	11,457
Deferred charges and other assets, net	20,439	23,107
Total Assets	$604,312	$607,540
Liabilities:
Line of credit borrowings	$308,400	$298,100
Mortgage notes payable, non-recourse to us, net	40,119	44,725
Accrued interest	337	373
Accrued expenses and other liabilities	10,360	12,873
Ground lease liabilities, net	11,836	11,457
Tenant reserves, deposits and deferred and prepaid rents	11,090	10,911
Total Liabilities	382,142	378,439
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2023 - 13,804,142; 2022 - 13,803,335	138	138
Capital in excess of par value	269,698	269,472
Cumulative net income	815,120	810,661
Cumulative dividends	(873,050)	(863,181)
Accumulated other comprehensive income	10,264	12,011
Total Equity	222,170	229,101
Total Liabilities and Equity	$604,312	$607,540

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended March 31, 2023

(amounts in thousands)

(unaudited)

	Common Shares		Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity
January 1, 2023	13,803	$138	$269,472	$810,661	$(863,181)	$12,011	$229,101
Shares of Beneficial Interest:
Issued	1	—	38	—	—	—	38
Restricted stock-based compensation expense	—	—	188	—	—	—	188
Dividends ($.715/share)	—	—	—	—	(9,869)	—	(9,869)
Comprehensive income:
Net income	—	—	—	4,459	—	—	4,459
Unrealized net gain/(loss) on cash flow hedges	—	—	—	—	—	(1,747)	(1,747)
Subtotal - comprehensive income				4,459		(1,747)	2,712
March 31, 2023	13,804	$138	$269,698	$815,120	$(873,050)	$10,264	$222,170

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

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$4,459	$5,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,618	6,709
Amortization related to above/below market leases, net	(39)	(39)
Amortization of debt premium	(12)	(12)
Amortization of deferred financing costs	171	176
Stock-based compensation expense	188	223
Changes in assets and liabilities:
Lease receivable	(533)	(410)
Accrued expenses and other liabilities	(1,610)	(613)
Tenant reserves, deposits and deferred and prepaid rents	179	93
Accrued interest	(36)	(3)
Leasing costs paid	(200)	(482)
Other, net	883	657
Net cash provided by operating activities	10,068	11,704
Cash flows from investing activities:
Investments in LLCs	(3,869)	-
Cash distributions from LLCs	64	160
Advance received from LLC	3,500	-
Additions to real estate investments, net	(5,003)	(3,527)
Deposit on real estate assets	(100)	-
Cash paid for acquisition of properties	-	(13,605)
Net cash paid as part of asset exchange transaction	-	(1,346)
Net cash used in investing activities	(5,408)	(18,318)
Cash flows from financing activities:
Net borrowings on the line of credit	10,300	3,200
Repayments of mortgage notes payable	(4,612)	(536)
Financing costs paid	(30)	(26)
Dividends paid	(9,851)	(9,704)
Issuance of shares of beneficial interest, net	39	55
Net cash used in financing activities	(4,154)	(7,011)
Increase/(decrease) in cash and cash equivalents	506	(13,625)
Cash and cash equivalents, beginning of period	7,614	22,504
Cash and cash equivalents, end of period	$8,120	$8,879
Supplemental disclosures of cash flow information:
Interest paid	$3,723	$2,080
Invoices accrued for construction and improvements	$832	$1,932

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the quarter ended March 31, 2023. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%. As of March 31, 2023, we had investments in four jointly-owned LLCs/LPs. We currently account for our share of the income/loss from these investments by the equity method (see Note 5).

The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the SEC and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, the notes thereto and accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2022.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes.

(2) Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions

Leases: We commenced operations in 1986 by purchasing certain properties from subsidiaries of UHS and immediately leasing the properties back to the respective subsidiaries. The base rentals and lease and renewal terms for each of the hospitals leased to subsidiaries of UHS as of March 31, 2023, are provided below. The base rents are paid monthly. The lease on McAllen Medical Center also provides for bonus rent which is paid quarterly based upon a computation that compares the hospital’s current quarter revenue to a corresponding quarter in the base year. The hospital leases with subsidiaries of UHS, with the exception of the lease on Clive Behavioral Health Hospital (which is operated by UHS in a joint venture with an unrelated third party), are unconditionally guaranteed by UHS and are cross-defaulted with one another. The lease for the Clive facility is guaranteed on a several basis by UHS (52%) and Catholic Health Initiatives-Iowa (48%).

The combined revenues generated from the leases on the three acute care and three behavioral health care hospital facilities leased to subsidiaries of UHS at March 31, 2023, accounted for approximately 26% and 27% of our consolidated revenues for the three months ended March 31, 2023 and 2022, respectively. In addition to the six UHS hospital facilities, we have twenty properties consisting of medical office buildings ("MOBs"), including one newly constructed MOB that was substantially completed during the first quarter of 2023, and FEDs that are either wholly or jointly-owned by us that include, or will include, tenants which are subsidiaries of UHS. The aggregate revenues generated from UHS-related tenants comprised approximately 40% and 41% of our consolidated revenues during the three-month periods ended March 31, 2023 and 2022, respectively.

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
•
in connection with this transaction, since the fair-market value of Aiken and Canyon Creek, which totaled approximately $83.7 million in the aggregate, exceeded the $79.6 million fair-market value of the Inland Valley Campus of Southwest Healthcare System, we paid approximately $4.1 million in cash to UHS. As we no longer have a controlling interest in

Inland Valley Campus of Southwest Healthcare System, the transaction generated a gain of approximately $68.4 million which was included in our consolidated statement of income for the year ended December 31, 2021.

As a result of UHS’ purchase option within the lease agreements of Aiken and Canyon Creek, the transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and the properties acquired by us in connection with the asset purchase and sale agreement with UHS, as amended, were accounted for as financing arrangements and our consolidated balance sheets as of March 31, 2023 and December 31, 2022 include financing receivables related to this transaction of $83.5 million and $83.6 million, respectively. Additionally, we structured the purchase and sale of the above-mentioned properties as a like-kind exchange of property under the provisions of Section 1031 of the Internal Revenue Code of 1986, as amended.

Also on December 31, 2021, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases as amended, (with us as lessor), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033. Subject to the terms of the master lease, Aiken and Canyon Creek have the right to renew their leases, at the then current fair market rent (as defined in the master lease), for seven, five-year optional renewal terms. Pursuant to the leases, as amended during the first quarter of 2022, the aggregate annual rental rate during 2023 on the acquired properties, which is payable to us on a monthly basis, is approximately $5.8 million ($4.0 million related to Aiken and $1.8 million related to Canyon Creek). The portion of the lease payments that is included in our consolidated statements of income, and reflected as interest income on financing leases, was approximately $1.4 million for each of the three months ended March 31, 2023 and 2022. There is no bonus rental component applicable to either of these leases.

Pursuant to the terms of the master leases by and among us and certain subsidiaries of UHS, dated December 24, 1986 and December 31, 2021 (the “Master Leases”), which govern the leases of McAllen Medical Center, Wellington Regional Medical Center (governed by the Master Lease dated December 24, 1986), Aiken Regional Medical Center and Canyon Creek Behavioral Health (governed by the Master Lease dated December 31, 2021, as amended), all of which are hospital properties that are wholly-owned subsidiaries of UHS, UHS has the option, among other things, to renew the leases at the lease terms described below by providing notice to us at least 90 days prior to the termination of the then current term. UHS also has the right to purchase the respective leased facilities from us at their appraised fair market value upon any of the following: (i) at the end of the lease terms or any renewal terms; (ii) upon one month’s notice should a change of control of the Trust occur, or; (iii) within the time period as specified in the leases in the event that UHS provides notice to us of their intent to offer a substitution property/properties in exchange for one (or more) of the four wholly-owned UHS hospital facilities leased from us, should we be unable to reach an agreement with UHS on the properties to be substituted. Additionally, UHS has rights of first refusal to: (i) purchase the respective leased facilities during and for a specified period after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for a specified period after, the lease term at the same terms and conditions pursuant to any third-party offer.

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

The table below details the existing lease terms and renewal options for each of the hospital leases that are related to UHS as of March 31, 2023, consisting of three acute care hospitals and three behavioral health hospitals:

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
(c)
UHS has seven 5-year renewal options at fair market value lease rates (2034 through 2068). The annual rental rate will increase by 2.25% on a cumulative and compounded basis on each January 1stthrough 2033.
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

Upon the December 31, 2021 expiration of the lease on Wellington Regional Medical Center located in West Palm Beach, Florida, a wholly-owned subsidiary of UHS exercised its fair market value renewal option and renewed the lease for a 5-year term scheduled to expire on December 31, 2026. Effective January 1, 2023, the annual lease rate for this hospital, which is payable to us monthly, is $6.5 million (there is no bonus rental component of the lease payment).

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

In January 2022, we entered into a ground lease and master flex-lease agreement with a wholly-owned subsidiary of UHS to develop, construct and own the real property of Sierra Medical Plaza I, an MOB located in Reno, Nevada, consisting of approximately 86,000 rentable square feet. This MOB is located on the campus of the Northern Nevada Sierra Medical Center, a newly constructed hospital that is owned and operated by a wholly-owned subsidiary of UHS, which was completed and opened during April of 2022. Construction of this MOB, for which we engaged a non-related third party to act as construction manager, commenced in January, 2022, and was substantially completed in March, 2023. The cost of the MOB is estimated to be approximately $34.6 million, approximately $22.3 million of which was incurred as of March 31, 2023. The master flex lease agreement in connection with this building, which commenced in March, 2023, is for approximately 68% of the rentable square feet of the MOB at an initial minimum rent of $1.3 million annually, and is subject to reduction based upon the execution of third-party leases.

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

We are the lessee on thirteen ground leases with subsidiaries of UHS (for consolidated and unconsolidated investments), including one that commenced in March, 2023. The remaining lease terms on the ground leases with subsidiaries of UHS range from approximately 26 years to approximately 75 years. The annual aggregate lease payments on these properties are approximately $530,099 during each of the years ended 2023 through 2027, and an aggregate of $29.5 million thereafter. See Note 7 for additional lease accounting disclosure.

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of March 31, 2023 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time special compensation awards in the form of restricted stock and/or cash bonuses.

Advisory Agreement: UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an advisory agreement dated December 24, 1986, and as amended and restated as of January 1, 2019 (the “Advisory Agreement”). Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory. The Advisory Agreement was renewed for 2023 with the same terms as the Advisory Agreement in place during 2022 and 2021.

Our advisory fee for the three months ended March 31, 2023 and 2022, was computed at 0.70% of our average invested real estate assets, as derived from our condensed consolidated balance sheets. Based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the advisory fee computation remained unchanged for 2023, as compared to the last three years. The average real estate assets for advisory fee calculation purposes exclude certain items from our condensed consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, lease receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Advisory fees incurred and paid (or payable) to UHS amounted to approximately $1.3 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively, and were based upon average invested real estate assets of $744 million and $699 million, respectively.

Share Ownership: As of March 31, 2023 and December 31, 2022, UHS owned 5.7% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from the UHS-related tenants comprised approximately 40% and 41% of our consolidated revenues during the three-month periods ended March 31, 2023 and 2022, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends and Equity Issuance Program

Dividends and dividend equivalents:

During the first quarter of 2023, we declared and paid dividends of approximately $9.9 million, or $.715 per share. We declared and paid dividends of approximately $9.7 million, or $.70 per share, during the first quarter of 2022. Dividend equivalents, which are applicable to shares of unvested restricted stock, were accrued during the first quarters of 2023 and 2022 and will be paid upon vesting of the restricted stock.

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

No shares were issued pursuant to this ATM equity program during the first quarter of 2023. Pursuant to this ATM program, since the program commenced in the second quarter of 2020, we have issued 2,704 shares at an average price of $101.30 per share, which generated approximately $270,000 of net proceeds (net of approximately $4,000, consisting of compensation to BofA Securities, Inc.). Additionally, as of March 31, 2023, we have paid or incurred approximately $508,000 in various fees and expenses related to the commencement of our ATM program.

(4) Acquisitions and Divestitures

Three Months Ended March 31, 2023:

New Construction:

In January 2022, we entered into a ground lease and master flex-lease agreement with a wholly-owned subsidiary of UHS to develop, construct and own the real property of Sierra Medical Plaza I, an MOB located in Reno, Nevada, consisting of approximately 86,000 rentable square feet. This MOB is located on the campus of the Northern Nevada Sierra Medical Center, a newly constructed hospital that is owned and operated by a wholly-owned subsidiary of UHS, which was completed and opened during April of 2022. Construction of this MOB, for which we engaged a non-related third party to act as construction manager, commenced in January, 2022, and was substantially completed in March, 2023. The cost of the MOB is estimated to be approximately $34.6 million, approximately $22.3 million of which was incurred as of March 31, 2023. The master flex lease agreement in connection with this building, which commenced in March, 2023, is for approximately 68% of the rentable square feet of the MOB at an initial minimum rent of $1.3 million annually, and is subject to reduction based upon the execution of third-party leases. Additionally, during the three months ended March 31, 2023, the ground lease for this property commenced and a right-of-use asset and lease liability was recorded in connection with this lease.

Acquisitions:

There were no acquisitions during the first three months of 2023.

Divestitures:

There were no divestitures during the first three months of 2023.

Three Months Ended March 31, 2022:

Acquisitions:

During the first quarter of 2022, we completed two transactions, as described below, utilizing qualified third-party intermediaries as part of a series of planned tax-deferred like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code, as amended.

In March, 2022, we acquired the Beaumont Heart and Vascular Center, a medical office building located in Dearborn, Michigan for a purchase price of approximately $5.4 million. The building, which has approximately 17,621 rentable square feet, is 100% leased to a single tenant under the terms of a triple-net lease that is scheduled to expire on November 30, 2026 and has lease escalations of 2.5% per year that commenced on December 1, 2022.

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

At March 31, 2023, we have non-controlling equity investments or commitments in four jointly-owned LLCs/LPs which own MOBs. As of March 31, 2023 we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities which we are the primary beneficiary nor do we have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash funding is typically advanced as equity or member loans. These entities maintain property insurance on the properties.

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

The following property table represents the four LLCs/LPs in which we owned a non-controlling interest and were accounted for under the equity method as of March 31, 2023:

Name of LLC/LP	Ownership	Property Owned by LLC/LP
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)(b.)	74%	Mid Coast Hospital MOB
FTX MOB Phase II (c.)	95%	Forney Medical Plaza II
Grayson Properties II (d.)(e.)	95%	Texoma Medical Plaza II
(a.)
This LLC has a third-party term loan of $8.7 million, which is non-recourse to us, outstanding as of March 31, 2023.
(b.)
We are the lessee with a third party on a ground lease for land.
(c.)
During the first quarter of 2021, this LP paid off its $4.7 million mortgage loan upon maturity, utilizing pro rata equity contributions from the limited partners as well as a $3.5 million member loan from us to the LP which was funded utilizing borrowings from our revolving credit agreement. During the first quarter of 2023, the LP repaid $175,000 of the member loan and the remaining $3.3 million member loan balance was converted to an equity investment in the LP.
(d.)
Construction of this MOB was substantially completed in December, 2020. This MOB is located in Denison, Texas on the campus of a hospital owned and operated by a wholly-owned subsidiary of UHS. We have committed to invest up to $4.8 million in equity and debt financing, $1.8 million of which has been funded as of March 31, 2023. This LP entered into a $13.1 million third-party construction loan commitment, which is non-recourse to us, which has an outstanding balance of $13.0 million as of March 31, 2023. Monthly principal and interest payments on this loan commenced on January 1, 2023. The LP developed, constructed, owns and operates the Texoma II Medical Plaza.
(e.)
We are the lessee with a UHS-related party for the land related to this property.

Below are the condensed combined statements of income (unaudited) for the four LLCs/LPs accounted for under the equity method at March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(amounts in thousands)
Revenues	$2,226	$1,930
Operating expenses	905	726
Depreciation and amortization	455	460
Interest, net	241	262
Net income	$625	$482
Our share of net income	$371	$252

Below are the condensed combined balance sheets (unaudited) for the four above-mentioned LLCs/LPs that were accounted for under the equity method as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(amounts in thousands)
Net property, including construction in progress	$29,112	$29,573
Other assets (a.)	5,272	4,334
Total assets	$34,384	$33,907

Other liabilities (a.)	$2,417	$2,338
Mortgage notes payable, non-recourse to us	21,653	21,802
Advances payable to us (b.)	-	3,500
Equity	10,314	6,267
Total liabilities and equity	$34,384	$33,907

Investments in and advances to LLCs before amounts included in
accrued expenses and other liabilities	$9,599	$9,282
Amounts included in accrued expenses and other liabilities	(1,719)	(1,709)
Our share of equity in LLCs, net	$7,880	$7,573

(a.)
Other assets and other liabilities as of March 31, 2023 and December 31, 2022 include approximately $653,000 and $654,000, respectively, of right-of-use land assets and right-of-use land liabilities related to ground leases whereby the LLC/LP is the lessee, with third party lessors, including subsidiaries of UHS.
(b.)
This 7.25% member loan to FTX MOB Phase II, LP had a maturity date of March 1, 2023. Upon the maturity date, the LP repaid $175,000 of the member loan to us and the remaining balance of $3.3 million was converted to an equity contribution by us.

As of March 31, 2023, and December 31, 2022, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs/LPs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

	Mortgage Loan Balance (a.)
Name of LLC/LP	3/31/2023	12/31/2022	Maturity Date
Brunswick Associates (2.80% fixed rate mortgage loan)	$8,659	$8,727	December, 2030
Grayson Properties II (3.70% fixed rate construction loan) (b.)	12,994	13,075	June, 2025
	$21,653	$21,802
(a.)
All mortgage loans require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(b.)
This construction loan required interest on the outstanding principal balance to be paid on a monthly basis through December 1, 2022. On January 1, 2023, monthly principal and interest payments on this loan commenced.

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

As Lessor:

We lease most of our operating properties to customers under agreements that are typically classified as operating leases (as noted below, two of our leases are accounted for as financing arrangements effective on December 31, 2021). We recognize the total minimum lease payments provided for under the operating leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from our customers. We record amounts reimbursed by customers in the period that the applicable expenses are incurred, which is generally ratably throughout the term of the lease. We have elected the package of practical expedients that allows lessors to not separate lease and non-lease components by class of underlying asset. This practical expedient allowed us to not separate expenses reimbursed by our customers (“tenant reimbursements”) from the associated rental revenue if certain criteria were met. We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated tenant reimbursements are the same, and for the leases that qualify as operating leases, we accounted for and presented rental revenue and tenant reimbursements as a single component under Lease revenue in our consolidated statements of income for the three months ended March 31, 2023 and 2022.

On December 31, 2021, as a result of the asset purchase and sale transaction with UHS, as amended during the first quarter of 2022, the real estate assets of two wholly-owned subsidiaries of UHS were transferred to us (Aiken and Canyon Creek). As discussed in Note 2, these assets are accounted for as financing arrangements and our consolidated balance sheets at March 31, 2023 and December 31, 2022 reflect financing receivables related to this transaction amounting to $83.5 million and $83.6 million, respectively. Pursuant to the leases, as amended during the first quarter of 2022, the aggregate annual rental during 2023 on the acquired properties, which is payable to us on a monthly basis, amounts to approximately $5.8 million ($4.0 million related to Aiken and $1.8 million related to Canyon Creek). The portion of these lease payments that will be included in our consolidated statements of income, and reflected as interest income on financing leases, is expected to be approximately $5.5 million during the full year of 2023. Lease revenue will not be impacted by the lease payments received related to these two properties.

The components of the “Lease revenue – UHS facilities” and “Lease revenue – Non-related parties” captions for the three month periods ended March 31, 2023 and 2022 are disaggregated below (in thousands). Base rents are primarily stated rent amounts provided for under the leases that are recognized on a straight-line basis over the term of the lease. Bonus rents and tenant reimbursements represent amounts where tenants are contractually obligated to pay an amount that is variable in nature.

	Three Months Ended
	March 31,
	2023	2022
UHS facilities:
Base rents	$6,274	$6,089
Bonus rents (a.)	764	678
Tenant reimbursements	749	659
Lease revenue - UHS facilities	$7,787	$7,426

Non-related parties:
Base rents	10,234	10,135
Tenant reimbursements	3,127	2,760
Lease revenue - Non-related parties	$13,361	$12,895

(a.) Includes bonus rental on McAllen Medical Center, a UHS acute care hospital facility of $764 and $678 for the three-month periods ended March 31, 2023 and 2022, respectively.

Disclosures Related to Vacant Facilities:

Vacancies – Specialty Hospitals:

After evaluation of the most suitable future uses for a vacant specialty hospital located in Chicago, Illinois, as well as an effort to reduce its ongoing operating and maintenance expenses, we decided to raze the building. Demolition, which commenced during the fourth quarter of 2022 and is expected to be completed during the second quarter of 2023, is expected to cost approximately $1.4 million. Approximately $265,000 of demolition costs were incurred during the first quarter of 2023, and are included in our other operating expenses in our consolidated statements of income. As of March 31, 2023, an aggregate of $597,000 of demolition expenses have been incurred related to this project.

Including the above-mentioned demolition costs incurred during the first quarter of 2023, the operating expenses incurred by us in connection with the property located in Chicago, Illinois, were $417,000 during the three months ended March 31, 2023 (or $152,000 excluding the $265,000 of demolition costs) as compared to $494,000 of operating expenses during the three month period ended March 31, 2022.

In addition, the aggregate operating expenses for the two vacant specialty facilities located in Evansville, Indiana, and Corpus Christi, Texas, were approximately $187,000 and $175,000 during the three-month periods ended March 31, 2023 and 2022, respectively.

We continue to market the three above-mentioned properties to third parties. Future operating expenses related to these properties, which are estimated to be approximately $1.3 million in the aggregate during the full year of 2023 (excluding the demolition costs to be incurred in connection with the property in Chicago, Illinois), will be incurred by us during the time they remain owned and unleased. Should these properties continue to remain owned and unleased for an extended period of time, or should we incur substantial renovation or additional demolition costs to make the properties suitable for other operators/tenants/buyers, our future results of operations could be materially unfavorably impacted.

As Lessee:

We are the lessee with various third parties, including subsidiaries of UHS, in connection with ground leases for land at fifteen of our consolidated properties. Our right-of-use land assets represent our right to use the land for the lease term and our lease liabilities represent our obligation to make lease payments arising from the leases. Right-of-use assets and lease liabilities were recognized upon adoption of Topic 842 based on the present value of lease payments over the lease term. We utilized our estimated incremental borrowing rate, which was derived from information available as of January 1, 2019, or the commencement date of the ground lease, whichever is later, in determining the present value of lease payments for active leases on that date. A right-of-use asset and lease liability are not recognized for leases with an initial term of 12 months or less, as these short-term leases are accounted for similarly to previous guidance for operating leases. We do not currently have any ground leases with an initial term of 12 months or less. As of March 31 2023, our condensed consolidated balance sheet includes right-of-use land assets of approximately $11.8 million and ground lease liabilities of approximately $11.8 million. During the three months ended March 31, 2023, the ground lease for the newly constructed and substantially completed Sierra Medical Plaza I commenced and a right-of-use asset and lease liability was recorded in connection with this lease.

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

The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio. At March 31, 2023, the applicable margin over the LIBOR rate was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%.

At March 31, 2023, we had $308.4 million of outstanding borrowings and $3.1 million of letters of credit outstanding under our Credit Agreement. We had $63.5 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of March 31, 2023. There are no compensating balance requirements. At December 31, 2022, we had $298.1 million of outstanding borrowings, $3.1 million of outstanding letters of credit and $73.8 million of available borrowing capacity.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts then outstanding under the Credit Agreement. We are in compliance with all of the covenants in the Credit Agreement at March 31, 2023, and were in compliance with all of the covenants of the Credit Agreement at December 31, 2022. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	March 31, 2023	December 31, 2022
Tangible net worth	$125,000	$213,293	$219,654
Total leverage	< 60%	43.4%	42.9%
Secured leverage	< 30%	5.0%	5.6%
Unencumbered leverage	< 60%	42.7%	41.8%
Fixed charge coverage	> 1.50x	4.0x	4.3x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of March 31, 2023 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
2704 North Tenaya Way fixed rate mortgage loan (b.)	$6,209	4.95%	November, 2023
Summerlin Hospital Medical Office Building III fixed rate mortgage loan (b.)	12,474	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	1,558	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	8,136	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	11,964	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	40,341
Less net financing fees	(250)
Plus net debt premium	28
Total mortgages notes payable, non-recourse to us, net	$40,119

(a.)
All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)
This loan is scheduled to mature within the next twelve months at which time we will either refinance pursuant to a new mortgage loan or repay the mortgage balance in full utilizing borrowings under our Credit Agreement.

On January 3, 2023, the $4.2 million fixed rate mortgage loan on Desert Valley Medical Center was fully repaid utilizing borrowings under our Credit Agreement.

At March 31, 2023 and December 31, 2022, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of March 31, 2023, had a combined carrying value of approximately $40.3 million and a combined fair value of approximately $38.6 million. The mortgages outstanding as of December 31, 2022, had a combined carrying value of approximately $45.0 million and a combined fair value of approximately $43.2 million. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosure in connection with debt instruments. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At March 31, 2023, the fair value of our interest rate swaps was a net asset of $10.3 million which is included in deferred charges and other assets on the accompanying condensed consolidated balance sheet. During the first quarter of 2023, we received approximately $1.2 million from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the first quarter of 2022, we paid or accrued approximately $289,000 to the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. From inception of the swap agreements through March 31, 2023 we paid or accrued approximately $2.5 million to the counterparty by us, offset by approximately $2.8 million in receipts from the counterparty, adjusted for accruals, pursuant to the terms of the swap. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity. Amounts are reclassified from AOCI to the income statement in the period or periods the hedged transaction affects earnings. We do not expect any gains or losses on our interest rate swaps to be reclassified to earnings in the next twelve months.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities currently including acute care hospitals, behavioral health care hospitals, specialty facilities, free-standing emergency departments, childcare centers and medical/office buildings. As of May 1, 2023, we have seventy-six real estate investments or commitments located in twenty-one states consisting of:

•
six hospital facilities consisting of three acute care hospitals and three behavioral health care hospitals;
•
four free-standing emergency departments (“FEDs”);
•
fifty-nine medical/office buildings, including four owned by unconsolidated limited liability companies (“LLCs”)/limited liability partnerships (“LPs”);
•
four preschool and childcare centers;
•
two specialty facilities that are currently vacant, and;
•
one property comprised of vacant land located in Chicago, Illinois.

Forward Looking Statements and Certain Risk Factors

You should carefully review all of the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. This Quarterly Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, or the negative of those words and expressions, as well as statements in future tense, identify forward-looking statements. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks described elsewhere herein and in our Annual Report on Form 10-K for the year ended December 31, 2022 in Item 1A Risk Factors and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements and in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements and Certain Risk Factors, as included herein. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•
Future operations and financial results of our tenants, and in turn ours, could be materially impacted by numerous factors and future developments. Such factors and developments include, but are not limited to, the impact of the COVID-19 pandemic and the volume of COVID-19 patients treated by the operators of our hospitals and other healthcare facilities; changes in patient volumes and payer mix caused by deteriorating macroeconomic conditions (including increases in uninsured and underinsured patients as the result of business closings and layoffs); potential disruptions to clinical staffing and shortages and disruptions related to supplies required for our tenants’ employees and patients, including equipment, pharmaceuticals and medical supplies, potential increases to expenses incurred by our tenants related to staffing, supply chain or other expenditures; the impact of our indebtedness and the ability to refinance such indebtedness on acceptable terms; disruptions in the financial markets and the business of financial institutions which could impact our ability to access capital or increase associated borrowing costs; and changes in general economic conditions nationally and regionally in the markets our properties are located, including higher sustained rates of unemployment and underemployment levels and reduced consumer spending and confidence. Although COVID-19 has not previously had a material adverse impact on our financial results, we are not able to quantify the impact that these factors could have on our future financial results and therefore can provide no assurance that developments related to the COVID-19 pandemic will not have a material adverse impact on our future financial results as a result of it macroeconomic impact, including the risks of a global recession or a recession in one or more of our, or our operators key markets, the impact that may have on us and our tenants and our assessment of that impact, and any disruptions and inefficiencies in the supply chain.

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
•
The Centers for Medicare and Medicaid Services (“CMS”) issued an Interim Final Rule (“IFR”) effective November 5, 2021 mandating COVID-19 vaccinations for all applicable staff at all Medicare and Medicaid certified facilities. Under the IFR, facilities covered by this regulation must establish a policy ensuring all eligible staff have received the COVID-19 vaccine prior to providing any care, treatment, or other services by December 5, 2021. All eligible staff must have received the necessary shots to be fully vaccinated. The regulation also provides for exemptions based on recognized medical conditions or religious beliefs, observances, or practices. Under the IFR, facilities must develop a similar process or plan for permitting exemptions in alignment with federal law. If facilities fail to comply with the IFR by the deadlines established, they are subject to potential termination from the Medicare and Medicaid program for non-compliance. While President Biden has announced that his administration will start the process to end vaccine requirements for CMS-certified healthcare facilities, we cannot predict at this time the potential viability or impact of any additional vaccine requirements on us or the operators of our facilities. Implementation of these rules could have an impact on staffing at the operators of our facilities for those employees that are not vaccinated in accordance with IFR requirements, and associated loss of revenues and increased costs resulting from staffing issues could have a material adverse effect on our financial results or those of the operators.
•
Recent legislation, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Paycheck Protection Program and Health Care Enhancement Act (“PPPHCE Act”) and the American Rescue Plan Act of 2021 (“ARPA”), has provided grant funding to hospitals and other healthcare providers to assist them during the COVID-19 pandemic. There is a high degree of uncertainty surrounding the implementation of the CARES Act, the PPPHCE Act and ARPA, and the federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact. There can be no assurance as to the total amount of financial and other types of assistance our tenants will receive under the CARES Act, the PPPHCE Act and the ARPA, and it is difficult to predict the impact of such legislation on our tenants’ operations or how they will affect operations of our tenants’ competitors. There can be no assurance as to whether our tenants would be required to repay any previously granted funding, due to noncompliance with grant terms or otherwise. Moreover, we are unable to assess the extent to which anticipated negative impacts on our tenants (and, in turn, us) arising from the COVID-19 pandemic will be offset by amounts or benefits received or to be received under the CARES Act, the PPPHCE Act and the ARPA. The U.S. Department of Health and Human Services (“HHS”) had adopted certain reimbursement policies and regulatory flexibilities favorable to providers during the Public Health Emergency (“PHE”) declared in response to the COVID-19 pandemic. HHS has published guidance indicating its intent for the PHE to expire on May 11, 2023. Many of the federal and state legislative and regulatory measures allowing for flexibility in delivery of care and various financial supports for healthcare providers are available only for the duration of the PHE. Most states have ended their state-level emergency declarations. The end of the PHE status will result in the conclusion of those policies over various designated timeframes. We cannot predict whether the loss of any such favorable conditions available to providers during the declared PHE will ultimately have a negative financial impact on our tenants (and in turn, us).
•
A substantial portion of our revenues are dependent upon one operator, UHS, which comprised approximately 40% and 41% of our consolidated revenues for the three-month periods ended March 31, 2023 and 2022, respectively. As previously disclosed, on December 31, 2021, a wholly-owned subsidiary of UHS purchased the real estate assets of Inland Valley Campus of Southwest Healthcare System from us and in exchange, transferred the real estate assets of Aiken Regional Medical Center and Canyon Creek Behavioral Health to us. These transactions were approved by the Independent Trustees of our Board, as well as the UHS Board of Directors. The aggregate annual rental rate during 2023 pursuant to the leases, as amended, for the two facilities transferred to us is approximately $5.8 million; there is no bonus rent component applicable to either of these leases. Please see Note 7 to the condensed consolidated financial statements - Lease Accounting, for additional information related to this asset purchase and sale transaction between us and UHS.
•
We cannot assure you that subsidiaries of UHS will renew the leases on the hospital facilities and free-standing emergency departments, upon the scheduled expirations of the existing lease terms. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital facilities and FEDs, and do not enter into a substitution arrangement upon expiration of the lease terms or otherwise, our future revenues and results of operations could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to these leases. Please see Note 2 to the consolidated financial statements - Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions, for additional information related to a lease renewal between us and Wellington Regional Medical Center, a wholly-owned subsidiary of UHS.
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
•
Lost revenues resulting from the exercise of purchase options, lease expirations and renewals and other transactions (see Note 7 to the condensed consolidated financial statements – Lease Accounting for additional disclosure related to lease expirations and subsequent vacancies that occurred during the second and third quarters of 2019 and the fourth quarter of 2021 on three specialty hospital facilities, one of which is in the process of being demolished).
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
•
The outcome and effects of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, UHS or the other operators of our facilities. UHS and its subsidiaries are subject to legal actions, purported shareholder class actions and shareholder derivative cases, governmental investigations and regulatory actions and the effects of adverse publicity relating to such matters. Since UHS comprised approximately 40% of our consolidated revenues during the three months ended March 31, 2023, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-Q and 10-K, as publicly filed with the Securities and Exchange Commission. Those filings are the sole responsibility of UHS and are not incorporated by reference herein.
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
•
A deterioration in general economic conditions which may result in increases in the number of people unemployed and/or insured and likely increase the number of individuals without health insurance. Under these circumstances, the operators of our facilities may experience declines in patient volumes which could result in decreased occupancy rates at our medical office buildings.
•
A worsening of the economic and employment conditions in the United States would likely materially affect the business of our operators, including UHS, which would likely unfavorably impact our future bonus rental revenue (on one UHS hospital facility) and may potentially have a negative impact on the future lease renewal terms and the underlying value of the hospital properties.
•
In 2021, the rate of inflation in the United States began to increase and has since risen to levels not experienced in over 40 years. Our tenants are experiencing inflationary pressures, primarily in personnel costs, and we anticipate impacts on other cost areas within the next twelve months. The extent of any future impacts from inflation on our tenants’ businesses and results of operations will be dependent upon how long the elevated inflation levels persist and the extent to which the rate of inflation further increases, if at all, neither of which we are able to predict. If elevated levels of inflation were to persist or if the rate of inflation were to accelerate, expenses of our tenants, and our direct operating expenses that are not passed on to our tenants, could increase faster than anticipated and may require utilization of our and our tenants’ capital resources sooner than expected. Further, given the complexities of the reimbursement landscape in which our tenants operate, their payers may be unwilling or unable to increase reimbursement rates to compensate for inflationary impacts. This may impact their ability and willingness to make rental payments. In addition, the increased interest rates on our borrowings and increased construction costs could affect our ability to make additional attractive investments. As such, the effects of inflation may unfavorably impact our future expenses and rental revenue and may potentially have a negative impact on the future lease renewal terms, the underlying value of our properties, our ability to access the capital markets on favorable terms and to grow our portfolio and the value of our common shares.
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
•
An increasing number of legislative initiatives have been passed into law that may result in major changes in the health care delivery system on a national or state level. Legislation has already been enacted that has eliminated the penalty for failing to maintain health coverage that was part of the original Patient Protection and Affordable Care Act (the “ACA”). President Biden has undertaken and is expected to undertake executive actions that will strengthen the ACA and may reverse the policies of the prior administration. To date, the Biden administration has issued executive orders implementing a special enrollment period permitting individuals to enroll in health plans outside of the annual open enrollment period and reexamining policies that may undermine the ACA or the Medicaid program. The ARPA’s expansion of subsidies to purchase coverage through an exchange, which the Inflation Reduction Act of 2022, passed on August 16, 2022, continues through 2025, is anticipated to increase exchange enrollment. The uncertainty resulting from these Executive Branch policies had led to reduced Exchange enrollment in 2018, 2019 and 2020, and is expected to further worsen the individual and small group market risk pools in future years. It is also anticipated that these policies, to the extent that they remain as implemented, may create additional cost and reimbursement pressures on hospitals, including ours. In addition, while attempts to repeal the entirety of the ACA have not been successful to date, a key provision of the ACA was eliminated as part of the Tax Cuts and Jobs Act and on December 14, 2018, a federal U.S. District Court Judge in Texas ruled the entire ACA is unconstitutional. That ruling was ultimately appealed to the United States Supreme Court, which decided in

California v. Texas that the plaintiffs in the matter lacked standing to bring their constitutionality claims. On September 7, 2022, the Legislation faced its most recent challenge when a Texas Federal District Court judge, in the case of Braidwood Management v. Becerra, ruled that certain Legislation provisions violate the Appointments Clause of the U.S. Constitution and the Religious Freedom Restoration Act. The government has appealed the decision to the U.S. Circuit Court of Appeals for the Fifth Circuit. Any future efforts to challenge, replace or replace the Legislation or expand or substantially amend its provision is unknown.
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
•
Fluctuations in the value of our common stock, which, among other things could be affected by the current increasing interest rate environment..
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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies or estimates from those disclosed in our 2022 Annual Report on Form 10-K.

Results of Operations

During the three-month period ended March 31, 2023, net income was $4.5 million, as compared to $5.4 million during the first quarter of 2022. The $946,000 decrease was attributable to:

•
a decrease of $1.5 million resulting from an increase in interest expense primarily due to an increase in our borrowing rate and increased borrowings;
•
a decrease of $265,000 resulting from the demolition expenses incurred related to a vacant facility located in Chicago, Illinois, as discussed in Note 7 to the condensed consolidated financial statements, and;
•
an increase of $794,000 resulting from an aggregate net increase in the net income generated at various properties, including a reduction of $342,000 in the building expenses related to the property located in Chicago, Illinois.

Revenues increased $1.1 million, or 4.7%, to $23.2 million during the three-month period ended March 31, 2023, as compared to $22.2 million during the three-month period ended March 31, 2022. The increase during the first quarter of 2023, as compared to the first quarter of 2022, was primarily due to an aggregate net increase generated at various properties, including the impact of acquisitions and a newly constructed MOB.

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

Included in our other operating expenses (excluding ground lease expenses) are expenses related to the consolidated medical office buildings and three vacant specialty facilities (one of which is in the process of being demolished) amounting to $6.4 million during the first quarter of 2023 (excluding $265,000 of demolition expenses incurred during the first quarter of 2023) and $6.0 million during the first quarter of 2022. The $385,000 increase in other operating expenses related to these facilities during the first quarter of 2023, as compared to the first quarter of 2022, was due to net increases experienced at various properties, including the impact of acquisitions and a newly constructed MOB.

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

Below is a reconciliation of our reported net income to FFO for the three-month periods ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income	$4,459	$5,405
Depreciation and amortization expense on consolidated investments	6,618	6,709
Depreciation and amortization expense on unconsolidated affiliates	293	295
Funds From Operations	$11,370	$12,409
Weighted average number of shares outstanding - Diluted	13,803	13,785
Funds From Operations per diluted share	$0.82	$0.90

Our FFO decreased $1.0 million during the first quarter of 2023, as compared to the first quarter of 2022. The net decrease was primarily due to: (i) a decrease in net income of $946,000, as discussed above, and; (ii) a $93,000 decrease in depreciation and amortization expense incurred on our consolidated and unconsolidated affiliates.

Other Operating Results

Interest Expense:

As reflected in the schedule below, interest expense was $3.7 million and $2.2 million during the three-month periods ended March 31, 2023 and 2022, respectively (amounts in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Revolving credit agreement	$4,495	$1,168
Mortgage interest	438	612
Interest rate swaps (income)/expense, net (a.)	(1,227)	287
Amortization of financing fees	171	178
Amortization of fair value of debt	(12)	(13)
Capitalized interest on major projects	(149)	(21)
Other interest	(19)	11
Interest expense, net	$3,697	$2,222

(a.)
Represents interest paid (to us)/by us to the counterparties pursuant to three interest rate SWAPs with a combined notional amount of $140 million.

Interest expense increased by $1.5 million during the three-month period ended March 31, 2023, as compared to the comparable period of 2022, due primarily to: (i) a $3.3 million increase in the interest expense on our revolving credit agreement primarily resulting from an increase in our average cost of borrowings (6.06% average effective rate during the first quarter of 2023, as compared to 1.76% average effective rate during the comparable quarter of 2022) as well as an increase in our average outstanding borrowings ($300.9 million during the three months ended March 31, 2023 as compared to $269.0 million in the comparable quarter of 2022), partially offset by; (ii) a $1.5 million favorable change in interest rate swap income/expense; (iii) a $173,000 decrease in mortgage interest expense; (iv) a $129,000 decrease due to an increase in capitalized interest on a major project, and; (v) a $37,000 decrease in other interest expense.

Disclosures Related to Certain Facilities

Please refer to Note 7 to the consolidated financial statements - Lease Accounting, for additional information regarding certain of our vacant specialty hospital facilities consisting of Evansville, Indiana; Corpus Christi, Texas, and; Chicago, Illinois (which is in the process of being demolished).

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $10.1 million during the three-month period ended March 31, 2023 as compared to $11.7 million during the comparable period of 2022. The $1.6 million net decrease was attributable to:

•
an unfavorable change of $1.1 million due to a decrease in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization related to above/below market leases, amortization of debt premium, amortization of deferred financing costs and stock-based compensation), as discussed above;
•
an unfavorable change of $123,000 in lease receivable;
•
an unfavorable change of $997,000 in accrued expenses and other liabilities, primarily due to accrued construction costs during the fourth quarter of 2022 that were paid in the first quarter of 2023;
•
a favorable change of $282,000 in leasing costs paid, and;
•
other combined net favorable change of $279,000.

Net cash used in investing activities

Net cash used in investing activities was $5.4 million during the first three months of 2023 as compared to $18.3 million during the first three months of 2022.

During the three-month period ended March 31, 2023 we funded: (i) $5.0 million in additions to real estate investments including construction costs related to the Sierra Medical Plaza I medical office building located in Reno, Nevada, that was substantially completed during the first quarter of 2023, as well as tenant improvements at various MOBs; (ii) $3.9 million in equity investments in unconsolidated LLCs, and; (iii) $100,000 in deposits on real estate assets. In addition, during the three months ended March 31, 2023, we received: (i) $64,000 of cash in excess of income from LLCs, and; (ii) $3.5 million of repayments of an advance we provided to an unconsolidated LLC during 2021.

During the three-month period ended March 31, 2022 we funded: (i) $13.6 million, including transaction costs, on the acquisitions of the Beaumont Heart and Vascular Center in March, 2022, and; the 140 Thomas Johnson Drive medical office building in January, 2022, as discussed in Note 4 to the consolidated financial statements–Acquisitions and Divestitures; (ii) $3.5 million in additions to real estate investments including construction costs related to the Sierra Medical Plaza I medical office building located in Reno, Nevada, as well as tenant improvements at various MOBs, and; (iii) $1.3 million as part of the asset purchase and sale agreement with UHS. In addition, during the three-months ended March 31, 2022, we received $160,000 of cash in excess of income from LLCs.

Net cash used in financing activities

Net cash used in financing activities was $4.2 million during the three months ended March 31, 2023, as compared to $7.0 million of cash used in financing activities during the three months ended March 31, 2022.

During the three-month period ended March 31, 2023, we paid: (i) $4.6 million on mortgage notes payable that are non-recourse to us, including a $4.2 million repayment of a fixed rate mortgage loan that matured during the first quarter of 2023; (ii) $30,000 of financing costs related to the revolving credit agreement, and; (iii) $9.9 million of dividends. Additionally, during the three months ended March 31, 2023, we received: (i) $10.3 million of net borrowings on our revolving credit agreement, and; (ii) $39,000 of net cash from the issuance of shares of beneficial interest.

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

During 2020, we commenced an at-the-market (“ATM”) equity issuance program, pursuant to the terms of which we may sell, from time-to-time, common shares of our beneficial interest up to an aggregate sales price of $100 million to or through our agent banks. No shares were issued pursuant to this ATM equity program during the first three months of 2023 and no shares were issued pursuant to this ATM equity program during the year ended December 31, 2022.

Additional cash flow and dividends paid information for the three-month periods ended March 31, 2023 and 2022:

As indicated on our condensed consolidated statement of cash flows, we generated net cash provided by operating activities of $10.1 million and $11.7 million during the three-month periods ended March 31, 2023 and 2022, respectively. As also indicated on our statement of cash flows, non-cash expenses including depreciation and amortization expense, amortization related to above/below market leases, amortization of debt premium, amortization of deferred financing costs and stock-based compensation expense, as well as changes in certain assets and liabilities, are the primary differences between our net income and net cash provided by operating activities during each period.

We declared and paid dividends of $9.9 million and $9.7 million during the three-month periods ended March 31, 2023 and 2022, respectively. During the first three months of 2023, the $10.1 million of net cash provided by operating activities was $217,000 greater than the $9.9 million of dividends paid during the first three months of 2023. During the first three months of 2022, the $11.7 million of net cash provided by operating activities was approximately $2.0 million greater than the $9.7 million of dividends paid during the first three months of 2022.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the three months ended March 31, 2023 and 2022. From time to time, various other sources and uses of cash may include items such as investments and advances made to/from LLCs, additions to real estate investments, acquisitions/divestiture of properties, net borrowings/repayments of debt, and proceeds generated from the issuance of equity. Therefore, in any given period, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties. Rather, our dividends as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our $375 million revolving credit agreement (which had $63.5 million of available borrowing capacity, net of outstanding borrowings and letters of credit as of March 31, 2023); (ii) borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our consolidated and unconsolidated LLCs/LPs; (iii) the issuance of equity pursuant to our ATM program, and/or; (iv) the issuance of other long-term debt.

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

The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio. At March 31, 2023, the applicable margin over the LIBOR rate was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%.

At March 31, 2023, we had $308.4 million of outstanding borrowings and $3.1 million of letters of credit outstanding under our Credit Agreement. We had $63.5 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of March 31, 2023. There are no compensating balance requirements. At December 31, 2022, we had $298.1 million of outstanding borrowings, $3.1 million of outstanding letters of credit and $73.8 million of available borrowing capacity.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts then outstanding under the Credit Agreement. We are in compliance with all of the covenants in the Credit Agreement at March 31, 2023, and were in compliance with all of the covenants of the Credit Agreement at December 31, 2022. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	March 31, 2023	December 31, 2022
Tangible net worth	$125,000	$213,293	$219,654
Total leverage	< 60%	43.4%	42.9%
Secured leverage	< 30%	5.0%	5.6%
Unencumbered leverage	< 60%	42.7%	41.8%
Fixed charge coverage	> 1.50x	4.0x	4.3x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of March 31, 2023 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
2704 North Tenaya Way fixed rate mortgage loan (b.)	$6,209	4.95%	November, 2023
Summerlin Hospital Medical Office Building III fixed rate mortgage loan (b.)	12,474	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	1,558	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	8,136	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	11,964	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	40,341
Less net financing fees	(250)
Plus net debt premium	28
Total mortgages notes payable, non-recourse to us, net	$40,119

(a.)
All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)
This loan is scheduled to mature within the next twelve months at which time we will either refinance pursuant to a new mortgage loan or repay the mortgage balance in full utilizing borrowings under our Credit Agreement.

On January 3, 2023, the $4.2 million fixed rate mortgage loan on Desert Valley Medical Center was fully repaid utilizing borrowings under our Credit Agreement.

At March 31, 2023 and December 31, 2022, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of March 31, 2023, had a combined carrying value of approximately $40.3 million and a combined fair value of approximately $38.6 million. The mortgages outstanding as of December 31, 2022, had a combined carrying value of approximately $45.0 million and a combined fair value of approximately $43.2 million.

Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Off Balance Sheet Arrangements

As of March 31, 2023, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at March 31, 2023 totaled $3.1 million related to Grayson Properties II. As of December 31, 2022, we had off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at December 31, 2022 totaled $3.1 million related to Grayson Properties II.

Acquisition and Divestiture Activity

Please see Note 4 to the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

At March 31, 2023, we had contracts that are indexed to LIBOR, such as our unsecured revolving credit facility and interest rate derivatives. We are monitoring and evaluating the related risks, which include interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty. Our unsecured revolving credit facility contains provisions specifying alternative interest rate calculations to be employed when LIBOR ceases to be available as a benchmark.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At March 31, 2023, the fair value of our interest rate swaps was a net asset of $10.3 million which is included in deferred charges and other assets on the accompanying condensed consolidated balance sheet. During the first quarter of 2023, we received approximately $1.2 million from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the first quarter of 2022, we paid or accrued approximately $289,000 to the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. From inception of the swap agreements through March 31, 2023 we paid or accrued approximately $2.5 million to the counterparty by us, offset by approximately $2.8 million in receipts from the counterparty, adjusted for accruals, pursuant to the terms of the swap. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity. Amounts are reclassified from AOCI to the income statement in the period or periods the hedged transaction affects earnings. We do not expect any gains or losses on our interest rate swaps to be reclassified to earnings in the next twelve months.

The sensitivity analysis related to our fixed and variable rate debt assumes current market rates with all other variables held constant. As of March 31, 2023, the fair value and carrying value of our debt is approximately $347.0 million and $348.7 million, respectively. As of that date, the carrying value exceeds the fair value by approximately $1.7 million.

The table below presents information about our financial instruments that are sensitive to changes in interest rates. The interest rate swaps include the $50 million swap agreement entered into during the third quarter of 2019, the $35 million swap agreement entered into in January, 2020 and the $55 million swap agreement entered into in March, 2020. For debt obligations, the amounts of which are as of March 31, 2023, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Long-term debt:
Fixed rate:
Debt(a)	$7,300	$13,529	$939	$600	$626	$17,347	$40,341
Average interest rates	4.40%	4.40%	4.30%	4.20%	4.20%	4.30%	4.40%
Variable rate:
Debt(b)	$—	$—	$308,400	$—	$—	$—	$308,400
Average interest rates	—	—	5.99%	—	—	—	5.99%
Interest rate swaps:
Notional amount(c)	$—	$85,000	$—	$—	$55,000	$—	$140,000
Interest rates	—	1.320%	—	—	0.565%	—	1.070%

(a)
Consists of non-recourse mortgage notes payable.
(b)
Includes $308.4 million of outstanding borrowings under the terms of our $375 million revolving credit agreement which has a maturity date of July 2, 2025.
(c)
Includes a $50 million interest rate swap that became effective on September 16, 2019, and a $35 million interest rate swap that became effective on January 15, 2020, both of which are scheduled to mature during 2024. Additionally, included is a $55 million interest rate swap that became effective on March 25, 2020, which is scheduled to mature in 2027.

As calculated based upon our variable rate debt outstanding as of March 31, 2023 that is subject to interest rate fluctuations, and giving effect to the above-mentioned interest rate swap, each 1% change in interest rates would impact our net income by approximately $1.7 million.

Item 4. Controls and Procedures

As of March 31, 2023, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”).

Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2022 includes a listing of risk factors to be considered by investors in our securities. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Date: May 9, 2023	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

/s/ Alan B. Miller
Alan B. Miller,
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Charles F. Boyle
Charles F. Boyle, Senior Vice President and Chief Financial Officer (Principal Financial Officer)