Form 10-Q
period 2023-06-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2023-08-08
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Number of common shares of beneficial interest outstanding at July 31, 2023—13,822,102

UNIVERSAL HEALTH REALTY INCOME TRUST

This Quarterly Report on Form 10-Q is for the quarter ended June 30, 2023. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

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

In this Quarterly Report, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 95%. As of June 30, 2023, we had investments in four jointly-owned LLCs/LPs. We currently account for our share of the income/loss from these investments by the equity method (see Note 5 to the condensed consolidated financial statements included herein).

Part I. Financial Information

Item I. Financial Statements

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2023 and 2022

(amounts in thousands, except per share information)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Lease revenue - UHS facilities (a.)	$8,236	$7,394	$16,023	$14,820
Lease revenue - Non-related parties	13,668	12,933	27,029	25,828
Other revenue - UHS facilities	245	233	476	462
Other revenue - Non-related parties	292	242	773	497
Interest income on financing leases - UHS facilities	1,365	1,369	2,731	2,739
	23,806	22,171	47,032	44,346
Expenses:
Depreciation and amortization	6,849	6,679	13,467	13,388
Advisory fees to UHS	1,323	1,266	2,625	2,490
Other operating expenses	8,250	6,986	15,771	13,853
	16,422	14,931	31,863	29,731
Income before equity in income of unconsolidated limited liability companies ("LLCs") and interest expense	7,384	7,240	15,169	14,615
Equity in income of unconsolidated LLCs	268	345	639	597
Interest expense, net	(4,176)	(2,367)	(7,873)	(4,589)
Net income	$3,476	$5,218	$7,935	$10,623
Basic earnings per share	$0.25	$0.38	$0.58	$0.77
Diluted earnings per share	$0.25	$0.38	$0.57	$0.77

Weighted average number of shares outstanding - Basic	13,784	13,768	13,781	13,766
Weighted average number of shares outstanding - Diluted	13,809	13,789	13,806	13,788

(a.) Includes bonus rental on McAllen Medical Center, a UHS acute care hospital facility of $730 and $643 for the three-month periods ended June 30, 2023 and 2022, respectively, and $1,495 and $1,321 for the six-month periods ended June 30, 2023 and 2022, respectively.

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2023 and 2022

(amounts in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$3,476	$5,218	$7,935	$10,623
Other comprehensive gain/(loss):
Unrealized derivative gain/(loss) on cash flow hedges	715	2,005	(1,032)	7,689
Total other comprehensive gain/(loss):	715	2,005	(1,032)	7,689
Total comprehensive income	$4,191	$7,223	$6,903	$18,312

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(amounts in thousands, except share information)

(unaudited)

	June 30,	December 31,
	2023	2022
Assets:
Real Estate Investments:
Buildings and improvements and construction in progress	$642,619	$641,338
Accumulated depreciation	(252,365)	(248,772)
	390,254	392,566
Land	56,631	56,631
Net Real Estate Investments	446,885	449,197
Financing receivable from UHS	83,444	83,603
Net Real Estate Investments and Financing receivable	530,329	532,800
Investments in and advances to limited liability companies ("LLCs")	9,296	9,282
Other Assets:
Cash and cash equivalents	9,459	7,614
Lease and other receivables from UHS	5,944	5,388
Lease receivable - other	8,379	8,445
Intangible assets (net of accumulated amortization of $13.1 million and $15.4 million, respectively)	8,343	9,447
Right-of-use land assets, net	11,010	11,457
Deferred charges and other assets, net	20,203	23,107
Total Assets	$602,963	$607,540
Liabilities:
Line of credit borrowings	$311,400	$298,100
Mortgage notes payable, non-recourse to us, net	39,741	44,725
Accrued interest	335	373
Accrued expenses and other liabilities	12,531	12,873
Ground lease liabilities, net	11,010	11,457
Tenant reserves, deposits and deferred and prepaid rents	11,311	10,911
Total Liabilities	386,328	378,439
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2023 - 13,822,027; 2022 - 13,803,335	138	138
Capital in excess of par value	269,923	269,472
Cumulative net income	818,596	810,661
Cumulative dividends	(883,001)	(863,181)
Accumulated other comprehensive income	10,979	12,011
Total Equity	216,635	229,101
Total Liabilities and Equity	$602,963	$607,540

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Six Months Ended June 30, 2023

(amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity

January 1, 2023	13,803	$138	$269,472	$810,661	$(863,181)	$12,011	$229,101
Shares of Beneficial Interest:
Issued, net	19	—	75	—	—	—	75
Repurchased			—				-
Restricted stock-based compensation expense	—	—	376	—	—	—	376
Dividends and dividend equivalents ($1.435/share)	—	—	—	—	(19,820)	—	(19,820)
Comprehensive income:
Net income	—	—	—	7,935	—	—	7,935
Unrealized net loss on cash flow hedges	—	—	—	—	—	(1,032)	(1,032)
Subtotal - comprehensive income				7,935		(1,032)	6,903
June 30, 2023	13,822	$138	$269,923	$818,596	$(883,001)	$10,979	$216,635

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended June 30, 2023

(amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity

April 1, 2023	13,804	$138	$269,698	$815,120	$(873,050)	$10,264	$222,170
Shares of Beneficial Interest:
Issued, net	18	—	37	—	—	—	37
Repurchased			—				-
Restricted stock-based compensation expense	—	—	188	—	—	—	188
Dividends and dividend equivalents ($.72/share)	—	—	—	—	(9,951)	—	(9,951)
Comprehensive income:
Net income	—	—	—	3,476	—	—	3,476
Unrealized net gain on cash flow hedges	—	—	—	—	—	715	715
Subtotal - comprehensive income				3,476		715	4,191
June 30, 2023	13,822	$138	$269,923	$818,596	$(883,001)	$10,979	$216,635

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

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended June 30, 2022

(amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity

April 1, 2022	13,786	$138	$268,792	$794,964	$(833,717)	$6,797	$236,974
Shares of Beneficial Interest:
Issued, net	15	—	39	—	—	—	39
Repurchased			—				-
Restricted stock-based compensation expense	—	—	208	—	—	—	208
Dividends and dividend equivalents ($.71/share)	—	—	—	—	(9,798)	—	(9,798)
Comprehensive income:
Net income	—	—	—	5,218	—	—	5,218
Unrealized net gain on cash flow hedges	—	—	—	—	—	2,005	2,005
Subtotal - comprehensive income				5,218		2,005	7,223
June 30, 2022	13,801	$138	$269,039	$800,182	$(843,515)	$8,802	$234,646

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$7,935	$10,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,467	13,388
Amortization related to above/below market leases, net	(73)	(72)
Amortization of debt premium	(24)	(25)
Amortization of deferred financing costs	347	359
Stock-based compensation expense	376	431
Changes in assets and liabilities:
Lease receivable	(490)	(713)
Accrued expenses and other liabilities	(618)	273
Tenant reserves, deposits and deferred and prepaid rents	(241)	(275)
Accrued interest	(38)	(23)
Leasing costs paid	(604)	(770)
Other, net	2,285	1,744
Net cash provided by operating activities	22,322	24,940
Cash flows from investing activities:
Investments in LLCs	(3,869)	-
Cash distributions from LLCs	369	391
Advance received from LLC	3,500	-
Additions to real estate investments, net	(8,789)	(11,223)
Deposit on real estate assets	(100)	-
Cash paid for acquisition of properties	-	(13,620)
Net cash paid as part of asset exchange transaction	-	(1,346)
Net cash used in investing activities	(8,889)	(25,798)
Cash flows from financing activities:
Net borrowings on the line of credit	13,300	12,400
Repayments of mortgage notes payable	(4,995)	(6,170)
Financing costs paid	(132)	(26)
Dividends paid	(19,837)	(19,545)
Issuance of shares of beneficial interest, net	76	94
Net cash used in financing activities	(11,588)	(13,247)
Increase/(decrease) in cash and cash equivalents	1,845	(14,105)
Cash and cash equivalents, beginning of period	7,614	22,504
Cash and cash equivalents, end of period	$9,459	$8,399
Supplemental disclosures of cash flow information:
Interest paid	$7,736	$4,333
Invoices accrued for construction and improvements	$1,808	$1,709

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the quarter ended June 30, 2023. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%. As of June 30, 2023, we had investments in four jointly-owned LLCs/LPs. We currently account for our share of the income/loss from these investments by the equity method (see Note 5).

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

(2) Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions

Leases: We commenced operations in 1986 by purchasing certain properties from subsidiaries of UHS and immediately leasing the properties back to the respective subsidiaries. The base rentals and lease and renewal terms for each of the hospitals leased to subsidiaries of UHS as of June 30, 2023, are provided below. The base rents are paid monthly. The lease on McAllen Medical Center also provides for bonus rent which is paid quarterly based upon a computation that compares the hospital’s current quarter revenue to a corresponding quarter in the base year. The hospital leases with subsidiaries of UHS, with the exception of the lease on Clive Behavioral Health Hospital (which is operated by UHS in a joint venture with an unrelated third party), are unconditionally guaranteed by UHS and are cross-defaulted with one another. The lease for the Clive facility is guaranteed on a several basis by UHS (52%) and Catholic Health Initiatives-Iowa (48%).

The combined revenues generated from the leases on the three acute care and three behavioral health care hospital facilities leased to subsidiaries of UHS at June 30, 2023, accounted for approximately 25% and 24% of our consolidated revenues for the three months ended June 30, 2023 and 2022, respectively, and approximately 25% of our consolidated revenues for each of the six months ended June 30, 2023 and 2022. In addition to the six UHS hospital facilities, we have twenty properties consisting of medical office buildings ("MOBs"), including one newly constructed MOB that was substantially completed during the first quarter of 2023, and FEDs that are either wholly or jointly-owned by us that include, or will include, tenants which are subsidiaries of UHS. The aggregate revenues generated from UHS-related tenants comprised approximately 41% of our consolidated revenues during each of the three and six-month periods ended June 30, 2023 and 2022.

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

As a result of UHS’ purchase option within the lease agreements of Aiken and Canyon Creek, the transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and the properties acquired by us in connection with the asset purchase and sale agreement with UHS, as amended, were accounted for as financing arrangements and our consolidated balance sheets as of June 30, 2023 and December 31, 2022 include financing receivables related to this transaction of $83.4 million and $83.6 million, respectively. Additionally, we structured the purchase and sale of the above-mentioned properties as a like-kind exchange of property under the provisions of Section 1031 of the Internal Revenue Code of 1986, as amended.

Also on December 31, 2021, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases as amended, (with us as lessor), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033. Subject to the terms of the master lease, Aiken and Canyon Creek have the right to renew their leases, at the then current fair market rent (as defined in the master lease), for seven, five-year optional renewal terms. Pursuant to the leases, as amended during the first quarter of 2022, the aggregate annual rental rate during 2023 on the acquired properties, which is payable to us on a monthly basis, is approximately $5.8 million ($4.0 million related to Aiken and $1.8 million related to Canyon Creek). The portion of the lease payments that is included in our consolidated statements of income, and reflected as interest income on financing leases, was approximately $1.4 million for each of the three months ended June 30, 2023 and 2022, and approximately $2.7 million for each of the six-month periods ended June 30, 2023 and 2022. There is no bonus rental component applicable to either of these leases.

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

The table below details the existing lease terms and renewal options for each of the hospital leases that are related to UHS as of June 30, 2023, consisting of three acute care hospitals and three behavioral health hospitals:

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
(c)
UHS has seven 5-year renewal options at fair market value lease rates (2034 through 2068). The annual rental rate will increase by 2.25% on a cumulative and compounded basis on each January 1st through 2033.
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

During the first quarter of 2023, construction was substantially completed on Sierra Medical Plaza I, a multi-tenant MOB located in Reno, Nevada, consisting of approximately 86,000 rentable square feet. This MOB is located on the campus of the Northern Nevada Sierra Medical Center, a newly constructed acute care hospital that is owned and operated by a wholly-owned subsidiary of UHS, which was completed and opened during April of 2022. The cost of the MOB is estimated to be approximately $35 million, approximately $24 million of which was incurred as of June 30, 2023. In connection with this MOB, we entered into a ground lease and master flex-lease agreement with a wholly-owned subsidiary of UHS. The master flex lease agreement has a ten-year term scheduled to expire on March 31, 2033, and covers approximately 68% of the rentable square feet of the MOB at an initial minimum rent of $1.3 million annually plus a pro-rata share of the common area maintenance expenses. The master flex-lease is subject to a reduction during the term based upon the execution of third-party leases. The ground lease and the master flex lease each commenced during March, 2023.

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

We are the lessee on thirteen ground leases with subsidiaries of UHS (for consolidated and unconsolidated investments), including one that commenced in March, 2023. The remaining lease terms on the ground leases with subsidiaries of UHS range from approximately

26 years to approximately 75 years. The annual aggregate lease payments on these properties are approximately $563,000 during each of the years ended 2023 through 2027, and an aggregate of $31.4 million thereafter. See Note 7 for additional lease accounting disclosure.

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of June 30, 2023 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time special compensation awards in the form of restricted stock and/or cash bonuses.

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

Our advisory fee for the three and six months ended June 30, 2023 and 2022, was computed at 0.70% of our average invested real estate assets, as derived from our condensed consolidated balance sheets. Based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the advisory fee computation remained unchanged for 2023, as compared to the last three years. The average real estate assets for advisory fee calculation purposes exclude certain items from our condensed consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, lease receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Advisory fees incurred and paid (or payable) to UHS amounted to approximately $1.3 million for each of the three-month periods ended June 30, 2023 and 2022, and were based upon average invested real estate assets of $756 million and $723 million, respectively. Advisory fees incurred and paid (or payable) to UHS amounted to approximately $2.6 million and $2.5 million for the six-month periods ended June 30, 2023 and 2022, respectively, and were based upon average invested real estate assets of $750 million and $711 million, respectively.

Share Ownership: As of June 30, 2023 and December 31, 2022, UHS owned 5.7% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from the UHS-related tenants comprised approximately 41% of our consolidated revenues during each of the three and six-month periods ended June 30, 2023 and 2022, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends and Equity Issuance Program

Dividends and dividend equivalents:

During the second quarter of 2023, we declared and paid dividends of approximately $10.0 million (including accrued dividends that were paid related to the vesting of restricted stock), or $.720 per share. We declared and paid dividends of approximately $9.8 million (including accrued dividends that were paid related to the vesting of restricted stock), or $.71 per share, during the second quarter of 2022. During the six-month period ended June 30, 2023, we declared and paid dividends of approximately $19.8 million, or $1.435 per share. During the six-month period ended June 30, 2022, we declared and paid dividends of approximately $19.5 million, or $1.415 per share. Dividend equivalents, which are applicable to shares of unvested restricted stock, were accrued during the first six months of 2023 and 2022 and will be paid upon vesting of the restricted stock.

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

No shares were issued pursuant to this ATM equity program during the first six months of 2023. Pursuant to this ATM program, since the program commenced in the second quarter of 2020, we have issued 2,704 shares at an average price of $101.30 per share, which generated approximately $270,000 of net proceeds (net of approximately $4,000, consisting of compensation to BofA Securities, Inc.).

Additionally, as of June 30, 2023, we have paid or incurred approximately $508,000 in various fees and expenses related to the commencement of our ATM program.

(4) Acquisitions and Divestitures

Six Months Ended June 30, 2023:

New Construction:

In January 2022, we entered into a ground lease and master flex-lease agreement with a wholly-owned subsidiary of UHS to develop, construct and own the real property of Sierra Medical Plaza I, an MOB located in Reno, Nevada, consisting of approximately 86,000 rentable square feet. This MOB is located on the campus of the Northern Nevada Sierra Medical Center, a newly constructed hospital that is owned and operated by a wholly-owned subsidiary of UHS, which was completed and opened during April of 2022. Construction of this MOB, for which we engaged a non-related third party to act as construction manager, commenced in January, 2022, and was substantially completed in March, 2023. The aggregate cost of the MOB is estimated to be approximately $35 million, approximately $24 million of which was incurred as of June 30, 2023. The master flex lease agreement in connection with this building, which commenced in March, 2023 and has a ten-year term scheduled to expire on March 31, 2033, covers approximately 68% of the rentable square feet of the MOB at an initial minimum rent of $1.3 million annually, plus a pro-rata share of the common area maintenance expenses. The master flex lease agreement is subject to reduction based upon the execution of third-party leases. Additionally, the ground lease for this property commenced and a right-of-use asset and lease liability was recorded in connection with this lease during the first quarter of 2023.

Acquisitions:

There were no acquisitions during the first six months of 2023.

Divestitures:

There were no divestitures during the first six months of 2023.

Six Months Ended June 30, 2022:

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

At June 30, 2023, we have non-controlling equity investments or commitments in four jointly-owned LLCs/LPs which own MOBs. As of June 30, 2023 we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities which we are the primary beneficiary nor do we have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash funding is typically advanced as equity or member loans. These entities maintain property insurance on the properties.

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

The following property table represents the four LLCs/LPs in which we owned a non-controlling interest and were accounted for under the equity method as of June 30, 2023:

Name of LLC/LP	Ownership	Property Owned by LLC/LP
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)(b.)	74%	Mid Coast Hospital MOB
FTX MOB Phase II (c.)	95%	Forney Medical Plaza II
Grayson Properties II (d.)(e.)	95%	Texoma Medical Plaza II
(a.)
This LLC has a third-party term loan of $8.6 million, which is non-recourse to us, outstanding as of June 30, 2023.
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
(d.)
Construction of this MOB was substantially completed in December, 2020. This MOB is located in Denison, Texas on the campus of a hospital owned and operated by a wholly-owned subsidiary of UHS. We have committed to invest up to $5.0 million in equity and debt financing, $2.2 million of which has been funded as of June 30, 2023. This LP entered into a $13.1 million third-party construction loan commitment, which is non-recourse to us, which has an outstanding balance of $12.9 million as of June 30, 2023. Monthly principal and interest payments on this loan commenced on January 1, 2023. The LP developed, constructed, owns and operates the Texoma II Medical Plaza.
(e.)
We are the lessee with a UHS-related party for the land related to this property.

Below are the condensed combined statements of income (unaudited) for the four LLCs/LPs accounted for under the equity method at June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(amounts in thousands)		(amounts in thousands)
Revenues	$2,043	$2,049	$4,269	$3,979
Operating expenses	812	737	1,717	1,463
Depreciation and amortization	461	463	916	923
Interest, net	198	269	439	531
Net income	$572	$580	$1,197	$1,062
Our share of net income	$268	$345	$639	$597

Below are the condensed combined balance sheets (unaudited) for the four above-mentioned LLCs/LPs that were accounted for under the equity method as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(amounts in thousands)
Net property, including construction in progress	$29,013	$29,573
Other assets (a.)	5,331	4,334
Total assets	$34,344	$33,907

Other liabilities (a.)	$2,781	$2,338
Mortgage notes payable, non-recourse to us	21,506	21,802
Advances payable to us (b.)	-	3,500
Equity	10,057	6,267
Total liabilities and equity	$34,344	$33,907

Investments in and advances to LLCs before amounts included in
accrued expenses and other liabilities	$9,296	$9,282
Amounts included in accrued expenses and other liabilities	(1,724)	(1,709)
Our share of equity in LLCs, net	$7,572	$7,573

(a.)
Other assets and other liabilities as of June 30, 2023 and December 31, 2022 include approximately $653,000 and $654,000, respectively, of right-of-use land assets and right-of-use land liabilities related to ground leases whereby the LLC/LP is the lessee, with third party lessors, including subsidiaries of UHS.
(b.)
This 7.25% member loan to FTX MOB Phase II, LP had a maturity date of March 1, 2023. Upon the maturity date, the LP repaid $175,000 of the member loan to us and the remaining balance of $3.3 million was converted to an equity contribution by us.

As of June 30, 2023, and December 31, 2022, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs/LPs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

	Mortgage Loan Balance (a.)
Name of LLC/LP	6/30/2023	12/31/2022	Maturity Date
Brunswick Associates (2.80% fixed rate mortgage loan)	$8,591	$8,727	December, 2030
Grayson Properties II (3.70% fixed rate construction loan) (b.)	12,915	13,075	June, 2025
	$21,506	$21,802
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

(6) Recent Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued an accounting standard classified under FASB ASC Topic 848, “Reference Rate Reform.” The amendments in this update contain practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASC 848 is optional and may be elected over time as reference rate reform activities occur. Beginning in the first quarter of 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We will continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 has no impact on the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2023.

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

As Lessor:

We lease most of our operating properties to customers under agreements that are typically classified as operating leases (as noted below, two of our leases are accounted for as financing arrangements effective on December 31, 2021). We recognize the total minimum lease payments provided for under the operating leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from our customers. We record amounts reimbursed by customers in the period that the applicable expenses are incurred, which is generally ratably throughout the term of the lease. We have elected the package of practical expedients that allows lessors to not separate lease and non-lease components by class of underlying asset. This practical expedient allowed us to not separate expenses reimbursed by our customers (“tenant reimbursements”) from the associated rental revenue if certain criteria were met. We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated tenant reimbursements are the same, and for the leases that qualify as operating leases, we accounted for and presented rental revenue and tenant reimbursements as a single component under Lease revenue in our consolidated statements of income for the three and six months ended June 30, 2023 and 2022.

On December 31, 2021, as a result of the asset purchase and sale transaction with UHS, as amended during the first quarter of 2022, the real estate assets of two wholly-owned subsidiaries of UHS were transferred to us (Aiken and Canyon Creek). As discussed in Note 2, these assets are accounted for as financing arrangements and our consolidated balance sheets at June 30, 2023 and December 31, 2022 reflect financing receivables related to this transaction amounting to $83.4 million and $83.6 million, respectively. Pursuant to the leases, as amended during the first quarter of 2022, the aggregate annual rental during 2023 on the acquired properties, which is payable to us on a monthly basis, amounts to approximately $5.8 million ($4.0 million related to Aiken and $1.8 million related to Canyon Creek). The portion of these lease payments that will be included in our consolidated statements of income, and reflected as interest income on financing leases, is expected to be approximately $5.5 million during the full year of 2023. Lease revenue will not be impacted by the lease payments received related to these two properties.

The components of the “Lease revenue – UHS facilities” and “Lease revenue – Non-related parties” captions for the three and six month periods ended June 30, 2023 and 2022 are disaggregated below (in thousands). Base rents are primarily stated rent amounts provided for under the leases that are recognized on a straight-line basis over the term of the lease. Bonus rents and tenant reimbursements represent amounts where tenants are contractually obligated to pay an amount that is variable in nature.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
UHS facilities:
Base rents	$6,506	$6,112	$12,780	$12,201
Bonus rents (a.)	730	643	1,494	1,321
Tenant reimbursements	1,000	639	1,749	1,298
Lease revenue - UHS facilities	$8,236	$7,394	$16,023	$14,820

Non-related parties:
Base rents	10,480	10,109	20,714	20,244
Tenant reimbursements	3,188	2,824	6,315	5,584
Lease revenue - Non-related parties	$13,668	$12,933	$27,029	$25,828

(a.) Consists of bonus rental earned in connection with McAllen Medical Center.

Disclosures Related to Vacant Facilities:

Vacancies – Specialty Hospitals:

After evaluation of the most suitable future uses for a vacant specialty hospital located in Chicago, Illinois, as well as an effort to reduce its ongoing operating and maintenance expenses, we decided to raze the building. Demolition of the former specialty hospital located in Chicago has been substantially completed. Demolition costs were approximately $1.5 million in the aggregate, all of which have been incurred as of June 30, 2023. These demolition costs were included in other operating expenses in our consolidated statements of income during the following periods: $332,000 during the fourth quarter of 2022, $265,000 during the first quarter of 2023 and $862,000 during the second quarter of 2023.

Including the above-mentioned demolition costs incurred during the three and six-months ended June 30, 2023, the operating expenses incurred by us in connection with the property located in Chicago, Illinois, were $983,000 and $1.4 million during the three and six-months ended June 30, 2023, respectively, (or $120,000 and $272,000 during the three and six-months ended June 30, 2023, respectively, excluding the demolition costs) as compared to $347,000 and $840,000 during the three and six-month periods ended June 30, 2022, respectively.

In addition, the aggregate operating expenses for the two vacant specialty facilities located in Evansville, Indiana, and Corpus Christi, Texas, were approximately $202,000 and $197,000 during the three-month periods ended June 30, 2023 and 2022, respectively, and approximately $389,000 and $373,000 during the six-month periods ended June 30, 2023 and 2022, respectively.

We continue to market the three above-mentioned properties to third parties. Future operating expenses related to these properties, which are estimated to be approximately $1.3 million in the aggregate during the full year of 2023 (excluding the demolition costs incurred in connection with the property in Chicago, Illinois), will be incurred by us during the time they remain owned and unleased. Should these properties continue to remain owned and unleased for an extended period of time, or should we incur substantial renovation or additional demolition costs to make the properties suitable for other operators/tenants/buyers, our future results of operations could be materially unfavorably impacted.

As Lessee:

We are the lessee with various third parties, including subsidiaries of UHS, in connection with ground leases for land at fifteen of our consolidated properties. Our right-of-use land assets represent our right to use the land for the lease term and our lease liabilities represent our obligation to make lease payments arising from the leases. Right-of-use assets and lease liabilities were recognized upon adoption of Topic 842 based on the present value of lease payments over the lease term. We utilized our estimated incremental borrowing rate, which was derived from information available as of January 1, 2019, or the commencement date of the ground lease, whichever is later, in determining the present value of lease payments for active leases on that date. A right-of-use asset and lease liability are not recognized for leases with an initial term of 12 months or less, as these short-term leases are accounted for similarly to previous guidance for operating leases. We do not currently have any ground leases with an initial term of 12 months or less. As of June 30 2023, our condensed consolidated balance sheet includes right-of-use land assets of approximately $11.0 million and ground lease liabilities of approximately $11.0 million. During the first quarter of 2023, the ground lease for the newly constructed and substantially completed Sierra Medical Plaza I commenced and a right-of-use asset and lease liability was recorded in connection with this lease.

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

On May 15, 2023 we entered into the first amendment to our amended and restated revolving credit agreement ("Credit Agreement") dated as of July 2, 2021 among the Trust as borrower, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent. The amendment replaced LIBOR rate with term SOFR plus .10% ("adjusted term SOFR") as an alternative benchmark rate for purposes under the Credit Agreement for settings of benchmark rates that occur on or after the closing date in accordance with the benchmark replacement provisions set forth in the Credit Agreement.

On July 2, 2021, we entered into an amended and restated Credit Agreement to amend and restate the previously existing $350 million credit agreement, as amended and dated June 5, 2020. Among other things, under the Credit Agreement, our aggregate revolving credit commitment was increased to $375 million from $350 million. The Credit Agreement, which is scheduled to mature on July 2, 2025, provides for a revolving credit facility in an aggregate principal amount of $375 million, including a $40 million sublimit for letters of credit and a $30 million sublimit for swingline/short-term loans. Under the terms of the Credit Agreement, we may request that the revolving line of credit be increased by up to an additional $50 million. Borrowings under the new facility are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the new facility are secured by first priority security interests in and liens on all equity interests in most of the Trust’s wholly-owned subsidiaries.

Borrowings under the Credit Agreement will bear interest annually at a rate equal to, at our option, at adjusted term SOFR for either one, three, or six months or the Base Rate, plus in either case, a specified margin depending on our total leverage ratio, as determined by the formula set forth in the Credit Agreement. The applicable margin prior to the first amendment ranges from 1.10% to 1.35% for LIBOR loans and 0.10% to 0.35% for Base Rate loans. The initial applicable margin after the first amendment is 1.20% for adjusted term SOFR loans and 0.20% for Base Rate loans. The Credit Agreement, as amended by the first amendment, defines “Base Rate” as the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 1/2 of 1% and (c) one month adjusted term SOFR plus 1%. The Trust will also pay a quarterly revolving facility fee ranging from 0.15% to 0.35% (depending on the Trust’s total leverage ratio) on the committed amount of the Credit Agreement. The Credit Agreement also provides for options to extend the maturity date and borrowing availability for two additional six-month periods.

The margins over adjusted term SOFR, Base Rate and the facility fee are based upon our total leverage ratio. At June 30, 2023, the applicable margin over the adjusted term SOFR rate was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%.

At June 30, 2023, we had $311.4 million of outstanding borrowings and $3.1 million of letters of credit outstanding under our Credit Agreement. We had $60.5 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of June 30, 2023. There are no compensating balance requirements. At December 31, 2022, we had $298.1 million of outstanding borrowings, $3.1 million of outstanding letters of credit and $73.8 million of available borrowing capacity.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts then outstanding under the Credit Agreement. We are in compliance with all of the covenants in the Credit Agreement at June 30, 2023, and were in compliance with all of the covenants of the Credit Agreement at December 31, 2022. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	June 30, 2023	December 31, 2022
Tangible net worth	$125,000	$208,292	$219,654
Total leverage	< 60%	43.9%	42.9%
Secured leverage	< 30%	5.0%	5.6%
Unencumbered leverage	< 60%	43.4%	41.8%
Fixed charge coverage	> 1.50x	3.6x	4.3x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of June 30, 2023 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
2704 North Tenaya Way fixed rate mortgage loan (b.)	$6,165	4.95%	November, 2023
Summerlin Hospital Medical Office Building III fixed rate mortgage loan (b.)	12,431	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	1,394	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	8,068	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	11,900	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	39,958
Less net financing fees	(233)
Plus net debt premium	16
Total mortgages notes payable, non-recourse to us, net	$39,741

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

At June 30, 2023 and December 31, 2022, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of June 30, 2023, had a combined carrying value of approximately $40.0 million and a combined fair value of approximately $37.8 million. The mortgages outstanding as of December 31, 2022, had a combined carrying value of approximately $45.0 million and a combined fair value of approximately $43.2 million. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosure in connection with debt instruments. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Financial Instruments:

In March 2020, we entered into an interest rate swap agreement on a total notional amount of $55 million with a fixed interest rate of 0.565% that we designated as a cash flow hedge. The interest rate swap became effective on March 25, 2020 and is scheduled to mature on March 25, 2027. On May 15, 2023, this interest rate swap agreement was modified to replace the benchmark rate from LIBOR to term SOFR. If one-month term SOFR is above 0.505%, the counterparty pays us, and if one-month term SOFR is less than 0.505%, we pay the counterparty, the difference between the fixed rate of 0.505% and one-month term SOFR.

In January 2020, we entered into an interest rate swap agreement on a total notional amount of $35 million with a fixed interest rate of 1.4975% that we designated as a cash flow hedge. The interest rate swap became effective on January 15, 2020 and is scheduled to mature on September 16, 2024. On May 15, 2023, this interest rate swap agreement was modified to replace the benchmark rate from LIBOR to term SOFR. If the one-month term SOFR is above 1.41%, the counterparty pays us, and if the one-month term SOFR is less than 1.41%, we pay the counterparty, the difference between the fixed rate of 1.41% and one-month term SOFR.

During the third quarter of 2019, we entered into an interest rate swap agreement on a total notional amount of $50 million with a fixed interest rate of 1.144% that we designated as a cash flow hedge. The interest rate swap became effective on September 16, 2019 and is scheduled to mature on September 16, 2024. On May 15, 2023, this interest rate swap agreement was modified to replace the benchmark rate from LIBOR to term SOFR. If one-month term SOFR is above 1.064%, the counterparty pays us, and if one-month term SOFR is less than 1.064%, we pay the counterparty, the difference between the fixed rate of 1.064% and one-month term SOFR.

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At June 30, 2023, the fair value of our interest rate swaps was a net asset of $11.0 million which is included in deferred charges and other assets on the accompanying condensed consolidated balance sheet. During the second quarter of 2023, we received approximately $1.4 million from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the first six months of 2023, we received approximately $2.6 million from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. From inception of the swap agreements through June 30, 2023 we paid or accrued approximately $2.5 million to the counterparty, offset by approximately $4.3 million in receipts from the counterparty, adjusted for accruals, pursuant to the terms of the swap. During the second quarter of 2022, we paid or accrued approximately $122,000 to the counterparty, offset by $35,000 in receipts from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the first six months of 2022, we paid or accrued approximately $412,000 to the counterparty by us, offset by $35,000 in receipts from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity. Amounts are reclassified from AOCI to the income statement in the period or periods the hedged transaction affects earnings. We do not expect any gains or losses on our interest rate swaps to be reclassified to earnings in the next twelve months.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities currently including acute care hospitals, behavioral health care hospitals, specialty facilities, free-standing emergency departments, childcare centers and medical/office buildings. As of August 1, 2023, we have seventy-six real estate investments or commitments located in twenty-one states consisting of:

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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•
Future operations and financial results of our tenants, and in turn ours, could be materially impacted by numerous factors and future developments. Such factors and developments include, but are not limited to, the impact of the COVID-19; changes in patient volumes and payer mix caused by deteriorating macroeconomic conditions (including increases in uninsured and underinsured patients as the result of business closings and layoffs); potential disruptions to clinical staffing and shortages and disruptions related to supplies required for our tenants’ employees and patients, including equipment, pharmaceuticals and medical supplies, potential increases to expenses incurred by our tenants related to staffing, supply chain or other expenditures; the impact of our indebtedness and the ability to refinance such indebtedness on acceptable terms; disruptions in the financial markets and the business of financial institutions which could impact our ability to access capital or increase associated borrowing costs; and changes in general economic conditions nationally and regionally in the markets our properties are located, including higher sustained rates of unemployment and underemployment levels and reduced consumer spending and confidence.
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
•
Recent legislation has provided grant funding to hospitals and other healthcare providers to assist them during the COVID-19 pandemic. There can be no assurance as to the total amount of financial and other types of assistance our tenants will receive under this legislation or how it will affect operations of our tenants’ competitors. There can be no assurance as to whether our tenants would be required to repay any previously granted funding, due to noncompliance with grant terms or otherwise. Moreover, we are unable to assess the extent to which anticipated negative impacts on our tenants (and, in turn, us) arising from the COVID-19 pandemic will be offset by amounts or benefits received or to be received under reimbursement policies and regulatory flexibilities favorable to providers during the Public Health Emergency (“PHE”) declared in response to the COVID-19 pandemic. Although the federal government had previously declared COVID-19 a national emergency, that declaration expired on May 11, 2023. At that time, many of the favorable payment provisions available to our tenants during the declared national emergency ended, as they were only available for the duration of the PHE. Most states have ended their state-level emergency declarations. We cannot predict whether the loss of any such favorable conditions available to providers during the declared PHE will ultimately have a negative financial impact on our tenants (and in turn, us).
•
A substantial portion of our revenues are dependent upon one operator, UHS, which comprised approximately 41% of our consolidated revenues for the three and six-month periods ended June 30, 2023 and 2022. As previously disclosed, on December 31, 2021, a wholly-owned subsidiary of UHS purchased the real estate assets of Inland Valley Campus of Southwest Healthcare System from us and in exchange, transferred the real estate assets of Aiken Regional Medical Center and Canyon Creek Behavioral Health to us. These transactions were approved by the Independent Trustees of our Board, as well as the UHS Board of Directors. The aggregate annual rental rate during 2023 pursuant to the leases, as amended, for the two facilities transferred to us is approximately $5.8 million; there is no bonus rent component applicable to either of these leases. Please see Note 7 to the condensed consolidated financial statements - Lease Accounting, for additional information related to this asset purchase and sale transaction between us and UHS.
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
•
The outcome and effects of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, UHS or the other operators of our facilities. UHS and its subsidiaries are subject to legal actions, purported shareholder class actions and shareholder derivative cases, governmental investigations and regulatory actions and the effects of adverse publicity relating to such matters. Since UHS comprised approximately 41% of our consolidated revenues during the three and six months ended June 30, 2023, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-Q and 10-K, as publicly filed with the Securities and Exchange Commission. Those filings are the sole responsibility of UHS and are not incorporated by reference herein.
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
•
An increasing number of legislative initiatives have been passed into law that may result in major changes in the health care delivery system on a national or state level. Legislation has already been enacted that has eliminated the penalty for failing to maintain health coverage that was part of the original Patient Protection and Affordable Care Act (the “ACA”). President Biden has undertaken and is expected to undertake executive actions that will strengthen the ACA and may reverse the policies of the prior administration. To date, the Biden administration has issued executive orders implementing a special enrollment period permitting individuals to enroll in health plans outside of the annual open enrollment period and reexamining policies that may undermine the ACA or the Medicaid program. The American Rescue Plan Act of 2021's expansion of subsidies to purchase coverage through an exchange, which the Inflation Reduction Act of 2022, passed on August 16, 2022, continues through 2025, is anticipated to increase exchange enrollment. It is also anticipated that these policies, to the extent that they remain as implemented, may create additional cost and reimbursement pressures on hospitals, including ours. In addition, while attempts to repeal the entirety of the ACA have not been successful to date, a key provision of the ACA was eliminated as part of the Tax Cuts and Jobs Act and on December 14, 2018, a federal U.S. District Court Judge in Texas ruled the entire ACA is unconstitutional. That ruling was ultimately appealed to the United States Supreme Court, which decided in California v. Texas that the plaintiffs in the matter lacked standing to bring their constitutionality claims. On September 7, 2022, the Legislation faced its most recent challenge when a Texas Federal District Court judge, in the case of Braidwood Management v. Becerra, ruled that certain Legislation provisions violate the Appointments Clause of the U.S. Constitution and the Religious Freedom Restoration Act. The government has appealed the decision to the U.S. Circuit Court of Appeals for the Fifth Circuit. Any future efforts to challenge, replace or replace the Legislation or expand or substantially amend its provision is unknown.
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
•
Fluctuations in the value of our common stock, which, among other things could be affected by the current increasing interest rate environment.
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

Results of Operations

During the three-month period ended June 30, 2023, net income was $3.5 million, as compared to $5.2 million during the second quarter of 2022. The $1.7 million decrease was attributable to:

•
a decrease of $1.8 million resulting from an increase in interest expense due to increases in our average borrowing rate and average outstanding borrowings;
•
a decrease of $862,000 resulting from demolition expenses incurred during the second quarter of 2023 related to the property located in Chicago, Illinois, as discussed in Note 7 to the condensed consolidated financial statements, and;
•
a net increase of $929,000 resulting from an aggregate net increase in the income generated at various properties, including a reduction of $227,000 in expenses related to the property located in Chicago, Illinois.

During the six-month period ended June 30, 2023, net income was $7.9 million, as compared to $10.6 million during the six-month period ended June 30, 2022. The $2.7 million decrease was attributable to:

•
a decrease of $3.3 million resulting from an increase in interest expense due to increases in our average borrowing rate and average outstanding borrowings;
•
a decrease of $1.1 million resulting from demolition expenses incurred during the first six months of 2023 related to the property located in Chicago, Illinois, and;
•
a net increase of $1.7 million resulting from an aggregate net increase in the income generated at various properties, including a reduction of $568,000 in expenses related to the property located in Chicago, Illinois.

Revenues increased $1.6 million, or 7.4%, to $23.8 million during the three-month period ended June 30, 2023, as compared to $22.2 million during the three-month period ended June 30, 2022. The increase during the second quarter of 2023, as compared to the second quarter of 2022, was primarily due to an aggregate net increase generated at various properties, including the revenues generated at a newly constructed and recently opened MOB located in Reno, Nevada.

Revenues increased $2.7 million, or 6.1%, to $47.0 million during the six-month period ended June 30, 2023, as compared to $44.3 million during the six-month period ended June 30, 2022. The increase during the first six months of 2023, as compared to the first six months of 2022, was primarily due to an aggregate net increase generated at various properties, including the revenues generated at a newly constructed and recently opened MOB located in Reno, Nevada.

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

Included in our other operating expenses (excluding ground lease expenses) are expenses related to the consolidated medical office buildings and three vacant properties (the demolition of one of these vacant properties was substantially completed during the second quarter of 2023) amounting to $6.5 million during the second quarter of 2023 (excluding $862,000 of demolition expenses incurred during the second quarter of 2023) and $6.0 million during the second quarter of 2022. The $453,000 increase in other operating expenses related to these facilities during the second quarter of 2023, as compared to the second quarter of 2022, was due to net increases experienced at various properties, including the impact of the recently opened MOB located in Reno, Nevada.

Other operating expenses related to the consolidated medical office buildings and three vacant specialty facilities, as applicable, totaled $12.9 million and $12.1 million for the six-month periods ended June 30, 2023 and 2022, respectively. The $838,000 increase in our other operating expenses during the first six months of 2023, as compared to the first six months of 2022, was primarily due to increases experienced at various properties, including the impact of the recently opened MOB located in Reno, Nevada.

Funds from operations (“FFO”) is a widely recognized measure of performance for Real Estate Investment Trusts (“REITs”). We believe that FFO and FFO per diluted share, which are non-GAAP financial measures, are helpful to our investors as measures of our operating performance. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. FFO adjusts for the effects of certain items, such as gains on transactions that occurred during the periods presented. To the extent a REIT recognizes a gain or loss with respect to the sale of incidental assets, the REIT has the option to exclude or include such gains and losses in the calculation of FFO. We have opted to exclude gains and losses from sales of incidental assets in our calculation of FFO, if and when applicable. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) a measure of our liquidity, or; (iv) an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders.

Below is a reconciliation of our reported net income to FFO for the three and six-month periods ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$3,476	$5,218	$7,935	$10,623
Depreciation and amortization expense on consolidated investments	6,849	6,679	13,467	13,388
Depreciation and amortization expense on unconsolidated affiliates	298	295	591	590
Funds From Operations	$10,623	$12,192	$21,993	$24,601
Weighted average number of shares outstanding - Diluted	13,809	13,789	13,806	13,788
Funds From Operations per diluted share	$0.77	$0.88	$1.59	$1.78

Our FFO decreased $1.6 million during the second quarter of 2023, as compared to the second quarter of 2022. The net decrease was primarily due to: (i) a decrease in net income of $1.7 million, as discussed above, offset by; (ii) a $173,000 increase in depreciation and amortization expense incurred by our consolidated and unconsolidated affiliates.

Our FFO decreased $2.6 million during the first six months of 2023, as compared to the first six months of 2022. The net decrease was primarily due to: (i) a decrease in net income of $2.7 million, as discussed above, offset by; (ii) an $80,000 increase in depreciation and amortization expense incurred by our consolidated and unconsolidated affiliates.

Other Operating Results

Interest Expense:

As reflected in the schedule below, interest expense was $4.2 million and $2.4 million during the three-month periods ended June 30, 2023 and 2022, respectively, and $7.9 million and $4.6 million during the six-month periods ended June 30, 2023 and 2022, respectively (amounts in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Revolving credit agreement	$4,989	$1,550	$9,484	$2,718
Mortgage interest	434	584	872	1,196
Interest rate swaps (income)/expense, net (a.)	(1,416)	87	(2,643)	374
Amortization of financing fees	177	183	348	361
Amortization of fair value of debt	(12)	(13)	(24)	(26)
Capitalized interest on major projects	-	(35)	(149)	(56)
Other interest	4	11	(15)	22
Interest expense, net	$4,176	$2,367	$7,873	$4,589

(a.)
Represents interest paid (to us)/by us to the counterparties pursuant to three interest rate swaps with a combined notional amount of $140 million.

Interest expense increased by $1.8 million during the three-month period ended June 30, 2023, as compared to the comparable period of 2022, due primarily to: (i) a $3.4 million increase in the interest expense on our revolving credit agreement primarily resulting from increases in our average cost of borrowings (6.59% average effective rate during the second quarter of 2023, as compared to 2.28% average effective rate during the comparable quarter of 2022) and in our average outstanding borrowings ($303.8 million during the three months ended June 30, 2023 as compared to $272.5 million in the comparable quarter of 2022); (ii) a $35,000 increase due to a decrease in capitalized interest on a major project that was substantially completed during the first quarter of 2023, partially offset by; (iii) a $1.5 million favorable change in interest rate swap income/expense; (iv) a $150,000 decrease in mortgage interest expense, and; (v) a $12,000 net decrease in other combined interest expenses.

Interest expense increased by $3.3 million during the six-month period ended June 30, 2023, as compared to the comparable period of 2022, due primarily to: (i) a $6.8 million increase in the interest expense on our revolving credit agreement primarily resulting from increases in our average cost of borrowings (6.33% average effective rate during the first six months of 2023, as compared to 2.02% average effective rate during the comparable six months of 2022) and in our average outstanding borrowings ($302.4 million during the six months ended June 30, 2023 as compared to $270.8 million in the comparable six-month period of 2022), partially offset by; (ii) a $3.0 million favorable change in interest rate swap income/expense; (iii) a $324,000 decrease in mortgage interest expense; (iv) a $93,000 decrease due to an increase in capitalized interest on a major project, and; (v) a $48,000 decrease in other interest expenses.

Disclosures Related to Certain Facilities

Please refer to Note 7 to the consolidated financial statements - Lease Accounting, for additional information regarding certain of our vacant specialty hospital facilities consisting of Evansville, Indiana; Corpus Christi, Texas, and; Chicago, Illinois (the demolition of the Chicago, Illinois facility was substantially completed during the second quarter of 2023).

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $22.3 million during the six-month period ended June 30, 2023 as compared to $24.9 million during the comparable period of 2022. The $2.6 million net decrease was attributable to:

•
an unfavorable change of $2.7 million due to a decrease in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization related to above/below market leases, amortization of debt premium, amortization of deferred financing costs and stock-based compensation), as discussed above;
•
an unfavorable change of $891,000 in accrued expenses and other liabilities, due primairly to construction costs and other payables that were accrued during the fourth quarter of 2022 and paid during the first six months of 2023;
•
a favorable change of $223,000 in lease receivable;
•
a favorable change of $166,000 in leasing costs paid, and;
•
other combined net favorable changes of $560,000.

Net cash used in investing activities

Net cash used in investing activities was $8.9 million during the first six months of 2023 as compared to $25.8 million during the first six months of 2022.

During the six-month period ended June 30, 2023 we funded: (i) $8.8 million in additions to real estate investments including construction costs related to the Sierra Medical Plaza I medical office building located in Reno, Nevada, that was substantially completed during the first quarter of 2023, as well as tenant improvements at various MOBs; (ii) $3.9 million in equity investments in unconsolidated LLCs, and; (iii) $100,000 in deposits on real estate assets. In addition, during the six months ended June 30, 2023, we received: (i) $369,000 of cash in excess of income from LLCs, and; (ii) $3.5 million of repayments of an advance we provided to an unconsolidated LLC during 2021.

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

Net cash used in financing activities

Net cash used in financing activities was $11.6 million during the six months ended June 30, 2023, as compared to $13.2 million during the six months ended June 30, 2022.

During the six-month period ended June 30, 2023, we paid: (i) $5.0 million on mortgage notes payable that are non-recourse to us, including a $4.2 million repayment of a fixed rate mortgage loan that matured during the first quarter of 2023; (ii) $132,000 of financing costs related to the amendment to our revolving credit agreement, and; (iii) $19.8 million of dividends, including $58,000 of previously accrued dividends. Additionally, during the six months ended June 30, 2023, we received: (i) $13.3 million of net borrowings on our revolving credit agreement, and; (ii) $76,000 of net cash from the issuance of shares of beneficial interest.

During the six-month period ended June 30, 2022, we paid: (i) $6.2 million on mortgage notes payable that are non-recourse to us, including a $5.1 million repayment of a fixed rate mortgage loan that matured during the second quarter of 2022; (ii) $26,000 of financing costs related to the revolving credit agreement, and; (iii) $19.5 million of dividends, including $60,000 of previously accrued dividends. Additionally, during the six months ended June 30, 2022, we received: (i) $12.4 million of net borrowings on our revolving credit agreement, and; (ii) $94,000 of net cash from the issuance of shares of beneficial interest.

During 2020, we commenced an at-the-market (“ATM”) equity issuance program, pursuant to the terms of which we may sell, from time-to-time, common shares of our beneficial interest up to an aggregate sales price of $100 million to or through our agent banks. No shares were issued pursuant to this ATM equity program during the first six months of 2023 and no shares were issued pursuant to this ATM equity program during the year ended December 31, 2022.

Additional cash flow and dividends paid information for the six-month periods ended June 30, 2023 and 2022:

As indicated on our condensed consolidated statement of cash flows, we generated net cash provided by operating activities of $22.3 million and $24.9 million during the six-month periods ended June 30, 2023 and 2022, respectively. As also indicated on our statement of cash flows, non-cash expenses including depreciation and amortization expense, amortization related to above/below market leases, amortization of debt premium, amortization of deferred financing costs and stock-based compensation expense, as well as changes in certain assets and liabilities, are the primary differences between our net income and net cash provided by operating activities during each period.

We declared and paid dividends of $19.8 million and $19.5 million during the six-month periods ended June 30, 2023 and 2022, respectively. During the first six months of 2023, the $22.3 million of net cash provided by operating activities was $2.5 million greater than the $19.8 million of dividends paid during the first six months of 2023. During the first six months of 2022, the $24.9 million of net cash provided by operating activities was approximately $5.4 million greater than the $19.5 million of dividends paid during the first six months of 2022.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the six months ended June 30, 2023 and 2022. From time to time, various other sources and uses of cash may include items such as investments and advances made to/from LLCs, additions to real estate investments, acquisitions/divestiture of properties, net borrowings/repayments of debt, and proceeds generated from the issuance of equity. Therefore, in any given period, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties. Rather, our dividends as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our $375 million revolving credit agreement (which had $60.5 million of available borrowing capacity, net of outstanding borrowings and letters of credit as of June 30, 2023); (ii) borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our consolidated and unconsolidated LLCs/LPs; (iii) the issuance of equity pursuant to our ATM program, and/or; (iv) the issuance of other long-term debt.

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

On May 15, 2023 we entered into the first amendment to our amended and restated revolving credit agreement ("Credit Agreement") dated as of July 2, 2021 among the Trust as borrower, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent. The amendment replaced LIBOR rate with term SOFR plus .10% ("adjusted term SOFR") as an alternative benchmark rate for purposes under the Credit Agreement for settings of benchmark rates that occur on or after the closing date in accordance with the benchmark replacement provisions set forth in the Credit Agreement.

On July 2, 2021, we entered into an amended and restated Credit Agreement to amend and restate the previously existing $350 million credit agreement, as amended and dated June 5, 2020. Among other things, under the Credit Agreement, our aggregate revolving credit commitment was increased to $375 million from $350 million. The Credit Agreement, which is scheduled to mature on July 2, 2025, provides for a revolving credit facility in an aggregate principal amount of $375 million, including a $40 million sublimit for letters of credit and a $30 million sublimit for swingline/short-term loans. Under the terms of the Credit Agreement, we may request that the revolving line of credit be increased by up to an additional $50 million. Borrowings under the new facility are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the new facility are secured by first priority security interests in and liens on all equity interests in most of the Trust’s wholly-owned subsidiaries.

Borrowings under the Credit Agreement will bear interest annually at a rate equal to, at our option, at adjusted term SOFR for either one, three, or six months or the Base Rate, plus in either case, a specified margin depending on our total leverage ratio, as determined by the formula set forth in the Credit Agreement. The applicable margin prior to the first amendment ranges from 1.10% to 1.35% for LIBOR loans and 0.10% to 0.35% for Base Rate loans. The initial applicable margin after the first amendment is 1.20% for adjusted term SOFR loans and 0.20% for Base Rate loans. The Credit Agreement, as amended by the first amendment, defines “Base Rate” as the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 1/2 of 1% and (c) one month adjusted term SOFR plus 1%. The Trust will also pay a quarterly revolving facility fee ranging from 0.15% to 0.35% (depending on the Trust’s total leverage ratio) on the committed amount of the Credit Agreement. The Credit Agreement also provides for options to extend the maturity date and borrowing availability for two additional six-month periods.

The margins over adjusted term SOFR, Base Rate and the facility fee are based upon our total leverage ratio. At June 30, 2023, the applicable margin over the adjusted term SOFR rate was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%.

At June 30, 2023, we had $311.4 million of outstanding borrowings and $3.1 million of letters of credit outstanding under our Credit Agreement. We had $60.5 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of June 30, 2023. There are no compensating balance requirements. At December 31, 2022, we had $298.1 million of outstanding borrowings, $3.1 million of outstanding letters of credit and $73.8 million of available borrowing capacity.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts then outstanding under the Credit Agreement. We are in compliance with all of the covenants in the Credit Agreement at June 30, 2023, and were in compliance with all of the covenants of the Credit Agreement at December 31, 2022. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	June 30, 2023	December 31, 2022
Tangible net worth	$125,000	$208,292	$219,654
Total leverage	< 60%	43.9%	42.9%
Secured leverage	< 30%	5.0%	5.6%
Unencumbered leverage	< 60%	43.4%	41.8%
Fixed charge coverage	> 1.50x	3.6x	4.3x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of June 30, 2023 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
2704 North Tenaya Way fixed rate mortgage loan (b.)	$6,165	4.95%	November, 2023
Summerlin Hospital Medical Office Building III fixed rate mortgage loan (b.)	12,431	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	1,394	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	8,068	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	11,900	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	39,958
Less net financing fees	(233)
Plus net debt premium	16
Total mortgages notes payable, non-recourse to us, net	$39,741

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

At June 30, 2023 and December 31, 2022, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of June 30, 2023, had a combined carrying value of approximately $40.0 million and a combined fair value of approximately $37.8 million. The mortgages outstanding as of December 31, 2022, had a combined carrying value of approximately $45.0 million and a combined fair value of approximately $43.2 million.

Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Off Balance Sheet Arrangements

As of June 30, 2023, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at June 30, 2023 totaled $3.1 million related to Grayson Properties II. As of December 31, 2022, we had off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at December 31, 2022 totaled $3.1 million related to Grayson Properties II.

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

On May 15, 2023 we entered into the first amendment to our amended and restated revolving credit agreement ("Credit Agreement") dated as of July 2, 2021 among the Trust as borrower, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent. The amendment replaces LIBOR Rate with adjusted term SOFR as an alternative benchmark rate for purposes under the Credit Agreement for settings of benchmark rates the occur on or after the closing date in accordance with the benchmark replacement provisions set forth in the Credit Agreement.

Financial Instruments

In March 2020, we entered into an interest rate swap agreement on a total notional amount of $55 million with a fixed interest rate of 0.565% that we designated as a cash flow hedge. The interest rate swap became effective on March 25, 2020 and is scheduled to mature on March 25, 2027. On May 15, 2023, this interest rate swap agreement was modified to replace the benchmark rate from LIBOR to term SOFR. If one-month term SOFR is above 0.505%, the counterparty pays us, and if one-month term SOFR is less than 0.505%, we pay the counterparty, the difference between the fixed rate of 0.505% and one-month term SOFR.

In January 2020, we entered into an interest rate swap agreement on a total notional amount of $35 million with a fixed interest rate of 1.4975% that we designated as a cash flow hedge. The interest rate swap became effective on January 15, 2020 and is scheduled to mature on September 16, 2024. On May 15, 2023, this interest rate swap agreement was modified to replace the benchmark rate from LIBOR to term SOFR. If the one-month term SOFR is above 1.41%, the counterparty pays us, and if the one-month term SOFR is less than 1.41%, we pay the counterparty, the difference between the fixed rate of 1.41% and one-month term SOFR.

During the third quarter of 2019, we entered into an interest rate swap agreement on a total notional amount of $50 million with a fixed interest rate of 1.144% that we designated as a cash flow hedge. The interest rate swap became effective on September 16, 2019 and is scheduled to mature on September 16, 2024. On May 15, 2023, this interest rate swap agreement was modified to replace the benchmark rate from LIBOR to term SOFR. If one-month term SOFR is above 1.064%, the counterparty pays us, and if one-month term SOFR is less than 1.064%, we pay the counterparty, the difference between the fixed rate of 1.064% and one-month term SOFR.

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At June 30, 2023, the fair value of our interest rate swaps was a net asset of $11.0 million which is included in deferred charges and other assets on the accompanying condensed consolidated balance sheet. During the second quarter of 2023, we received approximately $1.4 million from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the first six months of 2023, we received approximately $2.6 million from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. From inception of the swap agreements through June 30, 2023 we paid or accrued approximately $2.5 million to the counterparty, offset by approximately $4.3 million in receipts from the counterparty, adjusted for accruals, pursuant to the terms of the swap. During the second quarter of 2022, we paid or accrued approximately $122,000 to the counterparty, offset by $35,000 in receipts from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the first six months of 2022, we paid or accrued approximately $412,000 to the counterparty by us, offset by $35,000 in receipts from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity. Amounts are reclassified from AOCI to the income statement in the period or periods the hedged transaction affects earnings. We do not expect any gains or losses on our interest rate swaps to be reclassified to earnings in the next twelve months.

The sensitivity analysis related to our fixed and variable rate debt assumes current market rates with all other variables held constant. As of June 30, 2023, the fair value and carrying value of our debt is approximately $349.2 million and $351.4 million, respectively. As of that date, the carrying value exceeds the fair value by approximately $2.2 million.

The table below presents information about our financial instruments that are sensitive to changes in interest rates. The interest rate swaps include the $50 million swap agreement entered into during the third quarter of 2019, the $35 million swap agreement entered into in January, 2020 and the $55 million swap agreement entered into in March, 2020. For debt obligations, the amounts of which are as of June 30, 2023, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Long-term debt:
Fixed rate:
Debt(a)	$6,897	$13,550	$939	$600	$626	$17,346	$39,958
Average interest rates	4.40%	4.40%	4.30%	4.20%	4.20%	4.30%	4.40%
Variable rate:
Debt(b)	$—	$—	$311,400	$—	$—	$—	$311,400
Average interest rates	—	—	6.40%	—	—	—	6.40%
Interest rate swaps:
Notional amount(c)	$—	$85,000	$—	$—	$55,000	$—	$140,000
Interest rates	—	1.210%	—	—	0.505%	—	0.990%

(a)
Consists of non-recourse mortgage notes payable.
(b)
Includes $311.4 million of outstanding borrowings under the terms of our $375 million revolving credit agreement which has a maturity date of July 2, 2025.
(c)
Includes a $50 million interest rate swap that became effective on September 16, 2019, and a $35 million interest rate swap that became effective on January 15, 2020, both of which are scheduled to mature during 2024. Additionally, included is a $55 million interest rate swap that became effective on March 25, 2020, which is scheduled to mature in 2027.

As calculated based upon our variable rate debt outstanding as of June 30, 2023 that is subject to interest rate fluctuations, and giving effect to the above-mentioned interest rate swap, each 1% change in interest rates would impact our net income by approximately $1.7 million.

Item 4. Controls and Procedures

As of June 30, 2023, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”).

Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2022 includes a listing of risk factors to be considered by investors in our securities. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 5. Other Information

None of the Trust’s Board of Trustees or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Trust’s quarter ended June 30, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a.)
Exhibits:

10.1

First Amendment, dated May 15, 2023, to the Amended and Restated Credit Agreement, dated as of July 2, 2021, among Universal Health Realty Income Trust, the Lenders Party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Fifth Third Bank, N.A., JPMorgan Chase Bank, N.A. and Truist Bank as Co-Documentation Agents, and Wells Fargo Securities, LLC and BOFA Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners, as previously filed as Exhibit 10.1 to the Trust's Current Report on Form 8-K dated May 16, 2023, is incorporated herein by reference.

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

Date: August 8, 2023	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

/s/ Alan B. Miller
Alan B. Miller,
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Charles F. Boyle
Charles F. Boyle, Senior Vice President and Chief Financial Officer (Principal Financial Officer)