Form 10-Q
period 2023-09-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2023-11-08
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Number of common shares of beneficial interest outstanding at October 31, 2023—13,823,053

UNIVERSAL HEALTH REALTY INCOME TRUST

This Quarterly Report on Form 10-Q is for the quarter ended September 30, 2023. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

As disclosed in this Quarterly Report, including in Note 2 to the condensed consolidated financial statements—Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions, a wholly-owned subsidiary of UHS (UHS of Delaware, Inc.) serves as our Advisor pursuant to the terms of an annually renewable Advisory Agreement dated December 24, 1986, and as amended and restated as of January 1, 2019. The Advisory Agreement expires on December 31 of each year, however, it is renewable by us, subject to a determination by our Trustees who are unaffiliated with UHS, that the Advisor’s performance has been satisfactory. The Advisory Agreement was renewed for 2023 with the same terms as the Advisory Agreement in place during 2022 and 2021. Our officers are all employees of UHS through its wholly-owned subsidiary, UHS of Delaware, Inc. In addition, five of our hospital facilities are leased to wholly-owned subsidiaries of UHS, one of our hospital facilities is leased to a joint venture between a wholly-owned subsidiary of UHS and a third party, and subsidiaries of UHS are tenants of twenty-one medical/office buildings or free-standing emergency departments, that are either wholly or jointly-owned by us. Any reference to “UHS” or “UHS facilities” in this report is referring to Universal Health Services, Inc.’s subsidiaries, including UHS of Delaware, Inc.

In this Quarterly Report, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 95%. As of September 30, 2023, we had investments in four jointly-owned LLCs/LPs. We currently account for our share of the income/loss from these investments by the equity method (see Note 5 to the condensed consolidated financial statements included herein).

Part I. Financial Information

Item I. Financial Statements

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2023 and 2022

(amounts in thousands, except per share information)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Lease revenue - UHS facilities (a.)	$8,274	$7,471	$24,297	$22,291
Lease revenue - Non-related parties	13,926	12,836	40,955	38,664
Other revenue - UHS facilities	254	255	730	717
Other revenue - Non-related parties	404	221	1,177	718
Interest income on financing leases - UHS facilities	1,365	1,368	4,096	4,107
	24,223	22,151	71,255	66,497
Expenses:
Depreciation and amortization	7,012	6,658	20,479	20,046
Advisory fees to UHS	1,332	1,297	3,957	3,787
Other operating expenses	7,854	6,875	23,625	20,728
	16,198	14,830	48,061	44,561
Income before equity in income of unconsolidated limited liability companies ("LLCs") and interest expense	8,025	7,321	23,194	21,936
Equity in income of unconsolidated LLCs	314	346	953	943
Interest expense, net	(4,467)	(2,819)	(12,340)	(7,408)
Net income	$3,872	$4,848	$11,807	$15,471
Basic earnings per share	$0.28	$0.35	$0.86	$1.12
Diluted earnings per share	$0.28	$0.35	$0.85	$1.12

Weighted average number of shares outstanding - Basic	13,790	13,776	13,784	13,769
Weighted average number of shares outstanding - Diluted	13,822	13,801	13,811	13,792

(a.) Includes bonus rental on McAllen Medical Center, a UHS acute care hospital facility of $725 and $727 for the three-month periods ended September 30, 2023 and 2022, respectively, and $2,219 and $2,048 for the nine-month periods ended September 30, 2023 and 2022, respectively.

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2023 and 2022

(amounts in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$3,872	$4,848	$11,807	$15,471
Other comprehensive (loss)/gain:
Unrealized derivative (loss)/gain on cash flow hedges	(489)	3,728	(1,521)	11,417
Total other comprehensive (loss)/gain:	(489)	3,728	(1,521)	11,417
Total comprehensive income	$3,383	$8,576	$10,286	$26,888

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(amounts in thousands, except share information)

(unaudited)

	September 30,	December 31,
	2023	2022
Assets:
Real Estate Investments:
Buildings and improvements and construction in progress	$650,670	$641,338
Accumulated depreciation	(258,584)	(248,772)
	392,086	392,566
Land	57,975	56,631
Net Real Estate Investments	450,061	449,197
Financing receivable from UHS	83,362	83,603
Net Real Estate Investments and Financing receivable	533,423	532,800
Investments in and advances to limited liability companies ("LLCs")	9,329	9,282
Other Assets:
Cash and cash equivalents	8,359	7,614
Lease and other receivables from UHS	6,033	5,388
Lease receivable - other	8,541	8,445
Intangible assets (net of accumulated amortization of $12.6 million and $15.4 million, respectively)	9,650	9,447
Right-of-use land assets, net	10,952	11,457
Deferred charges and other assets, net	21,596	23,107
Total Assets	$607,883	$607,540
Liabilities:
Line of credit borrowings	$321,500	$298,100
Mortgage notes payable, non-recourse to us, net	39,319	44,725
Accrued interest	330	373
Accrued expenses and other liabilities	13,808	12,873
Ground lease liabilities, net	10,952	11,457
Tenant reserves, deposits and deferred and prepaid rents	11,666	10,911
Total Liabilities	397,575	378,439
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2023 - 13,823,046; 2022 - 13,803,335	138	138
Capital in excess of par value	270,166	269,472
Cumulative net income	822,468	810,661
Cumulative dividends	(892,954)	(863,181)
Accumulated other comprehensive income	10,490	12,011
Total Equity	210,308	229,101
Total Liabilities and Equity	$607,883	$607,540

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Nine Months Ended September 30, 2023

(amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity
January 1, 2023	13,803	$138	$269,472	$810,661	$(863,181)	$12,011	$229,101
Shares of Beneficial Interest:
Issued, net	20	—	117	—	—	—	117
Repurchased	—	—	—	—	—	—	-
Restricted stock-based compensation expense	—	—	577	—	—	—	577
Dividends ($2.155/share)	—	—	—	—	(29,773)	—	(29,773)
Comprehensive income:
Net income	—	—	—	11,807	—	—	11,807
Unrealized net gain on cash flow hedges	—	—	—	—	—	(1,521)	(1,521)
Subtotal - comprehensive income				11,807		(1,521)	10,286
September 30, 2023	13,823	$138	$270,166	$822,468	$(892,954)	$10,490	$210,308

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended September 30, 2023

(amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity
July 1, 2023	13,822	$138	$269,923	$818,596	$(883,001)	$10,979	$216,635
Shares of Beneficial Interest:
Issued	1	—	42	—	—	—	42
Repurchased	—	—	—	—	—	—	—
Restricted stock-based compensation expense	—	—	201	—	—	—	201
Dividends ($.72/share)	—	—	—	—	(9,953)	—	(9,953)
Comprehensive income:
Net income	—	—	—	3,872	—	—	3,872
Unrealized net gain on cash flow hedges	—	—	—	—	—	(489)	(489)
Subtotal - comprehensive income				3,872		(489)	3,383
September 30, 2023	13,823	$138	$270,166	$822,468	$(892,954)	$10,490	$210,308

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

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$11,807	$15,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,479	20,046
Amortization related to above/below market leases, net	(109)	(108)
Amortization of debt premium	(36)	(38)
Amortization of deferred financing costs	536	536
Stock-based compensation expense	577	591
Changes in assets and liabilities:
Lease receivable	(741)	(1,566)
Accrued expenses and other liabilities	859	977
Tenant reserves, deposits and deferred and prepaid rents	114	(417)
Accrued interest	(43)	-
Leasing costs paid	(1,370)	(1,421)
Other, net	411	445
Net cash provided by operating activities	32,484	34,516
Cash flows from investing activities:
Investments in LLCs	(4,058)	(94)
Cash distributions from LLCs	531	516
Advance received from LLC	3,500	-
Additions to real estate investments, net	(12,220)	(16,698)
Cash paid for acquisition of properties	(7,598)	(13,620)
Net cash paid as part of asset exchange transaction	-	(1,346)
Net cash used in investing activities	(19,845)	(31,242)
Cash flows from financing activities:
Net borrowings on the line of credit	23,400	18,200
Repayments of mortgage notes payable	(5,423)	(6,660)
Financing costs paid	(222)	(26)
Dividends paid	(29,767)	(29,326)
Issuance of shares of beneficial interest, net	118	136
Net cash used in financing activities	(11,894)	(17,676)
Increase/(decrease) in cash and cash equivalents	745	(14,402)
Cash and cash equivalents, beginning of period	7,614	22,504
Cash and cash equivalents, end of period	$8,359	$8,102
Supplemental disclosures of cash flow information:
Interest paid	$12,032	$7,050
Invoices accrued for construction and improvements	$2,005	$2,334

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the quarter ended September 30, 2023. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%. As of September 30, 2023, we had investments in four jointly-owned LLCs/LPs. We currently account for our share of the income/loss from these investments by the equity method (see Note 5).

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

(2) Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions

Leases: We commenced operations in 1986 by purchasing certain properties from subsidiaries of UHS and immediately leasing the properties back to the respective subsidiaries. The base rentals and lease and renewal terms for each of the hospitals leased to subsidiaries of UHS as of September 30, 2023, are provided below. The base rents are paid monthly. The lease on McAllen Medical Center also provides for bonus rent which is paid quarterly based upon a computation that compares the hospital’s current quarter revenue to a corresponding quarter in the base year. The hospital leases with subsidiaries of UHS, with the exception of the lease on Clive Behavioral Health Hospital (which is operated by UHS in a joint venture with an unrelated third party), are unconditionally guaranteed by UHS and are cross-defaulted with one another. The lease for the Clive facility is guaranteed on a several basis by UHS (52%) and Catholic Health Initiatives-Iowa (48%).

The combined revenues generated from the leases on the three acute care and three behavioral health care hospital facilities leased to subsidiaries of UHS at September 30, 2023, accounted for approximately 25% and 27% of our consolidated revenues for the three months ended September 30, 2023 and 2022, respectively, and approximately 25% and 27% of our consolidated revenues for the nine months ended September 30, 2023 and 2022, respectively. In addition to the six UHS hospital facilities, we have twenty-one properties consisting of medical/office buildings, including one newly constructed medical office building ("MOB") that was substantially completed during the first quarter of 2023 and one MOB that was acquired during the third quarter of 2023, and FEDs that are either wholly or jointly-owned by us that include, or will include, tenants which are subsidiaries of UHS. The aggregate revenues generated from UHS-related tenants comprised approximately 41% of our consolidated revenues during each of the three and nine months ended September 30, 2023 and 2022.

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

As a result of UHS’ purchase option within the lease agreements of Aiken and Canyon Creek, the transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and the properties acquired by us in connection with the asset purchase and sale agreement with UHS, as amended, were accounted for as financing arrangements and our consolidated balance sheets as of September 30, 2023 and December 31, 2022 include financing receivables related to this transaction of $83.4 million and $83.6 million, respectively. Additionally, we structured the purchase and sale of the above-mentioned properties as a like-kind exchange of property under the provisions of Section 1031 of the Internal Revenue Code of 1986, as amended.

Also on December 31, 2021, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases as amended, (with us as lessor), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033. Subject to the terms of the master lease, Aiken and Canyon Creek have the right to renew their leases, at the then current fair market rent (as defined in the master lease), for seven, five-year optional renewal terms. Pursuant to the leases, as amended during the first quarter of 2022, the aggregate annual rental rate during 2023 on the acquired properties, which is payable to us on a monthly basis, is approximately $5.8 million ($4.0 million related to Aiken and $1.8 million related to Canyon Creek). The portion of the lease payments that is included in our consolidated statements of income, and reflected as interest income on financing leases, was approximately $1.4 million for each of the three months ended September 30, 2023 and 2022, and approximately $4.1 million for each of the nine-month periods ended September 30, 2023 and 2022. There is no bonus rental component applicable to either of these leases.

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

The table below details the existing lease terms and renewal options for each of the hospital leases that are related to UHS as of September 30, 2023, consisting of three acute care hospitals and three behavioral health hospitals:

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

During the third quarter of 2023, we acquired the McAllen Doctor's Center, an MOB located in McAllen, Texas for a purchase price of approximately $7.5 million. The building has approximately 79,500 rentable square feet and is 100% master leased to McAllen Hospitals, L.P, a wholly-owned subsidiary of UHS. The triple-net master lease is for twelve years scheduled to expire on August 31, 2035. McAllen Hospitals, L.P. has the option to renew the lease term for three consecutive ten-year terms. The initial annual base rent is approximately $624,000. This acquisition was completed utilizing a qualified third-party intermediary as part of an anticipated tax-deferred like-kind-exchange transaction pursuant to Section 1031 of the Internal Revenue Code, as amended.

During the first quarter of 2023, construction was substantially completed on Sierra Medical Plaza I, a multi-tenant MOB located in Reno, Nevada, consisting of approximately 86,000 rentable square feet. This MOB is located on the campus of the Northern Nevada Sierra Medical Center, a newly constructed acute care hospital that is owned and operated by a wholly-owned subsidiary of UHS, which was completed and opened during April of 2022. The cost of the MOB is estimated to be approximately $35 million, approximately $26 million of which was incurred as of September 30, 2023. In connection with this MOB, we entered into a ground lease and master flex-lease agreement with a wholly-owned subsidiary of UHS. The master flex lease agreement has a ten-year term scheduled to expire on March 31, 2033, and covers approximately 68% of the rentable square feet of the MOB at an initial minimum rent of $1.3 million annually plus a pro-rata share of the common area maintenance expenses. The master flex-lease is subject to a reduction during the term based upon the execution of third-party leases. The ground lease and the master flex lease each commenced during March, 2023.

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

We are the lessee on thirteen ground leases with subsidiaries of UHS (for consolidated and unconsolidated investments), including one that commenced in March, 2023. The remaining lease terms on the ground leases with subsidiaries of UHS range from approximately 26 years to approximately 75 years. The annual aggregate lease payments on these properties are approximately $571,000 during each of the years ended 2023 through 2027, and an aggregate of $31.8 million thereafter. See Note 7 for additional lease accounting disclosure.

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of September 30, 2023 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time special compensation awards in the form of restricted stock and/or cash bonuses.

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

Our advisory fee for the three and nine months ended September 30, 2023 and 2022, was computed at 0.70% of our average invested real estate assets, as derived from our condensed consolidated balance sheets. Based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the advisory fee computation remained unchanged for 2023, as compared to the last three years. The average real estate assets for advisory fee calculation purposes exclude certain items from our condensed consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, lease receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Advisory fees incurred and paid (or payable) to UHS amounted to approximately $1.3 million for each of the three-month periods ended September 30, 2023 and 2022, and were based upon average invested real estate assets of $761 million and $741 million, respectively. Advisory fees incurred and paid (or payable) to UHS amounted to approximately $4.0 million and $3.8 million for the nine-month periods ended September 30, 2023 and 2022, respectively, and were based upon average invested real estate assets of $754 million and $721 million, respectively.

Share Ownership: As of September 30, 2023 and December 31, 2022, UHS owned 5.7% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from the UHS-related tenants comprised approximately 41% of our consolidated revenues during each of the three and nine-month periods ended September 30, 2023 and 2022, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends

Dividends and dividend equivalents:

During the third quarter of 2023, we declared and paid dividends of approximately $9.9 million or $.720 per share. We declared and paid dividends of approximately $9.8 million or $.71 per share, during the third quarter of 2022. During the nine-month period ended September 30, 2023, we declared and paid dividends of approximately $29.8 million (including accrued dividends that were paid related to the vesting of restricted stock), or $2.155 per share. During the nine-month period ended September 30, 2022, we declared and paid dividends of approximately $29.3 million (including accrued dividends that were paid related to the vesting of restricted stock), or $2.125 per share. Dividend equivalents, which are applicable to shares of unvested restricted stock, were accrued during the first nine months of 2023 and 2022 and were or will be paid upon vesting of the restricted stock.

(4) Acquisitions and Divestitures

Nine Months Ended September 30, 2023:

New Construction:

In January 2022, we entered into a ground lease and master flex-lease agreement with a wholly-owned subsidiary of UHS to develop, construct and own the real property of Sierra Medical Plaza I, an MOB located in Reno, Nevada, consisting of approximately 86,000 rentable square feet. This MOB is located on the campus of the Northern Nevada Sierra Medical Center, a newly constructed hospital that is owned and operated by a wholly-owned subsidiary of UHS, which was completed and opened during April of 2022. Construction of this MOB, for which we engaged a non-related third party to act as construction manager, commenced in January, 2022, and was substantially completed in March, 2023. The aggregate cost of the MOB is estimated to be approximately $35 million, approximately $26 million of which was incurred as of September 30, 2023. The master flex lease agreement in connection with this building, which commenced in March, 2023 and has a ten-year term scheduled to expire on March 31, 2033, covers approximately 68% of the rentable square feet of the MOB at an initial minimum rent of $1.3 million annually, plus a pro-rata share of the common area maintenance expenses. The master flex lease agreement is subject to reduction based upon the execution of third-party leases. Additionally, the ground lease for this property commenced and a right-of-use asset and lease liability was recorded in connection with this lease during the first quarter of 2023.

Acquisitions:

During the third quarter of 2023, we acquired the McAllen Doctor's Center, an MOB located in McAllen, Texas, for a purchase price of approximately $7.5 million. The building has approximately 79,500 rentable square feet and is 100% master leased to McAllen Hospitals, L.P, a wholly-owned subsidiary of UHS. The triple-net master lease is for twelve years scheduled to expire on August 31, 2035. McAllen Hospitals, L.P. has the option to renew the lease term for three consecutive ten-year terms. The initial annual base rent is approximately $624,000. This acquisition was completed utilizing a qualified third-party intermediary as part of an anticipated tax-deferred like-kind-exchange transaction pursuant to Section 1031 of the Internal Revenue Code, as amended.

Divestitures:

There were no divestitures during the first nine months of 2023.

Nine Months Ended September 30, 2022:

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

At September 30, 2023, we have non-controlling equity investments or commitments in four jointly-owned LLCs/LPs which own MOBs. As of September 30, 2023 we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities which we are the primary beneficiary nor do we have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash funding is typically advanced as equity or member loans. These entities maintain property insurance on the properties.

During the fourth quarter of 2021, we purchased the 5% minority ownership interest, held by the third-party member in Grayson Properties, LP which owns the Texoma Medical Plaza, in which we previously held a noncontrolling majority ownership interest. As a result of this minority ownership purchase, we own 100% of the LP and began to account for it on a consolidated basis effective November 1, 2021. Prior to November 1, 2021, the LP was accounted for on an unconsolidated basis pursuant to the equity method.

The following property table represents the four LLCs/LPs in which we owned a non-controlling interest and were accounted for under the equity method as of September 30, 2023:

Name of LLC/LP	Ownership	Property Owned by LLC/LP
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)(b.)	74%	Mid Coast Hospital MOB
FTX MOB Phase II (c.)	95%	Forney Medical Plaza II
Grayson Properties II (d.)(e.)	95%	Texoma Medical Plaza II
(a.)
This LLC has a third-party term loan of $8.5 million, which is non-recourse to us, outstanding as of September 30, 2023.
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
(d.)
Construction of this MOB was substantially completed in December, 2020. This MOB is located in Denison, Texas on the campus of a hospital owned and operated by a wholly-owned subsidiary of UHS. We have committed to invest up to $5.0 million in equity and debt financing, $2.2 million of which has been funded as of September 30, 2023. This LP entered into a $13.1 million third-party construction loan commitment, which is non-recourse to us, which has an outstanding balance of $12.8 million as of September 30, 2023. Monthly principal and interest payments on this loan commenced on January 1, 2023. The LP developed, constructed, owns and operates the Texoma II Medical Plaza.
(e.)
We are the lessee with a UHS-related party for the land related to this property.

Below are the condensed combined statements of income (unaudited) for the four LLCs/LPs accounted for under the equity method at September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(amounts in thousands)		(amounts in thousands)
Revenues	$2,269	$2,129	$6,538	$6,108
Operating expenses	967	826	2,684	2,289
Depreciation and amortization	478	463	1,394	1,386
Interest, net	199	264	638	795
Net income	$625	$576	$1,822	$1,638
Our share of net income	$314	$346	$953	$943

Below are the condensed combined balance sheets (unaudited) for the four above-mentioned LLCs/LPs that were accounted for under the equity method as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(amounts in thousands)
Net property, including construction in progress	$28,875	$29,573
Other assets (a.)	5,310	4,334
Total assets	$34,185	$33,907

Other liabilities (a.)	$2,767	$2,338
Mortgage notes payable, non-recourse to us	21,357	21,802
Advances payable to us (b.)	-	3,500
Equity	10,061	6,267
Total liabilities and equity	$34,185	$33,907

Investments in and advances to LLCs before amounts included in
accrued expenses and other liabilities	$9,329	$9,282
Amounts included in accrued expenses and other liabilities	(1,730)	(1,709)
Our share of equity in LLCs, net	$7,599	$7,573

(a.)
Other assets and other liabilities as of September 30, 2023 and December 31, 2022 include approximately $652,000 and $654,000, respectively, of right-of-use land assets and right-of-use land liabilities related to ground leases whereby the LLC/LP is the lessee, with third party lessors, including subsidiaries of UHS.
(b.)
This 7.25% member loan to FTX MOB Phase II, LP had a maturity date of March 1, 2023. Upon the maturity date, the LP repaid $175,000 of the member loan to us and the remaining balance of $3.3 million was converted to an equity contribution by us.

As of September 30, 2023, and December 31, 2022, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs/LPs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

	Mortgage Loan Balance (a.)
Name of LLC/LP	9/30/2023	12/31/2022	Maturity Date
Brunswick Associates (2.80% fixed rate mortgage loan)	$8,522	$8,727	December, 2030
Grayson Properties II (3.70% fixed rate construction loan) (b.)	12,835	13,075	June, 2025
	$21,357	$21,802
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

(6) Recent Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued an accounting standard classified under FASB ASC Topic 848, “Reference Rate Reform.” The amendments in this update contain practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASC 848 is optional and may be elected over time as reference rate reform activities occur. Beginning in the first quarter of 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We will continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 has no impact on the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2023.

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

As Lessor:

We lease most of our operating properties to customers under agreements that are typically classified as operating leases (as noted below, two of our leases are accounted for as financing arrangements effective on December 31, 2021). We recognize the total minimum lease payments provided for under the operating leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from our customers. We record amounts reimbursed by customers in the period that the applicable expenses are incurred, which is generally ratably throughout the term of the lease. We have elected the package of practical expedients that allows lessors to not separate lease and non-lease components by class of underlying asset. This practical expedient allowed us to not separate expenses reimbursed by our customers (“tenant reimbursements”) from the associated rental revenue if certain criteria were met. We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated tenant reimbursements are the same, and for the leases that qualify as operating leases, we accounted for and presented rental revenue and tenant reimbursements as a single component under Lease revenue in our consolidated statements of income for the three and nine months ended September 30, 2023 and 2022.

On December 31, 2021, as a result of the asset purchase and sale transaction with UHS, as amended during the first quarter of 2022, the real estate assets of two wholly-owned subsidiaries of UHS were transferred to us (Aiken and Canyon Creek). As discussed in Note 2, these assets are accounted for as financing arrangements and our consolidated balance sheets at September 30, 2023 and December 31, 2022 reflect financing receivables related to this transaction amounting to $83.4 million and $83.6 million, respectively. Pursuant to the leases, as amended during the first quarter of 2022, the aggregate annual rental during 2023 on the acquired properties, which is payable to us on a monthly basis, amounts to approximately $5.8 million ($4.0 million related to Aiken and $1.8 million related to Canyon Creek). The portion of these lease payments that will be included in our consolidated statements of income, and reflected as interest income on financing leases, is expected to be approximately $5.5 million during the full year of 2023. Lease revenue will not be impacted by the lease payments received related to these two properties.

The components of the “Lease revenue – UHS facilities” and “Lease revenue – Non-related parties” captions for the three and nine month periods ended September 30, 2023 and 2022 are disaggregated below (in thousands). Base rents are primarily stated rent amounts provided for under the leases that are recognized on a straight-line basis over the term of the lease. Bonus rents and tenant reimbursements represent amounts where tenants are contractually obligated to pay an amount that is variable in nature.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
UHS facilities:
Base rents	$6,620	$6,102	$19,400	$18,303
Bonus rents (a.)	725	727	2,219	2,048
Tenant reimbursements	929	642	2,678	1,940
Lease revenue - UHS facilities	$8,274	$7,471	$24,297	$22,291

Non-related parties:
Base rents	10,542	10,108	31,256	30,352
Tenant reimbursements	3,384	2,728	9,699	8,312
Lease revenue - Non-related parties	$13,926	$12,836	$40,955	$38,664

(a.) Consists of bonus rental earned in connection with McAllen Medical Center.

Disclosures Related to Vacant Facilities:

Vacancies – Specialty Hospitals:

After evaluation of the most suitable future uses for a vacant specialty hospital located in Chicago, Illinois, as well as an effort to reduce its ongoing operating and maintenance expenses, we decided to raze the building. Demolition of the former specialty hospital located in Chicago has been substantially completed. Demolition costs were approximately $1.5 million in the aggregate, nearly all of which was incurred as of June 30, 2023. These demolition costs were included in other operating expenses in our consolidated statements of income during the following periods: $332,000 during the fourth quarter of 2022, $265,000 during the first quarter of 2023 and $862,000 during the second quarter of 2023.

Including the above-mentioned demolition costs incurred during the three and nine-months ended September 30, 2023, the operating expenses incurred by us in connection with the property located in Chicago, Illinois, were $129,000 and $1.5 million during the three and nine-months ended September 30, 2023, respectively, (or $129,000 and $401,000 during the three and nine-months ended September 30, 2023, respectively, excluding the demolition costs) as compared to $240,000 and $1.1 million during the three and nine-month periods ended September 30, 2022, respectively.

In addition, the aggregate operating expenses for the two vacant specialty facilities located in Evansville, Indiana, and Corpus Christi, Texas, were approximately $183,000 and $167,000 during the three-month periods ended September 30, 2023 and 2022, respectively, and approximately $572,000 and $540,000 during the nine-month periods ended September 30, 2023 and 2022, respectively.

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

As Lessee:

We are the lessee with various third parties, including subsidiaries of UHS, in connection with ground leases for land at fifteen of our consolidated properties. Our right-of-use land assets represent our right to use the land for the lease term and our lease liabilities represent our obligation to make lease payments arising from the leases. Right-of-use assets and lease liabilities were recognized upon adoption of Topic 842 based on the present value of lease payments over the lease term. We utilized our estimated incremental borrowing rate, which was derived from information available as of January 1, 2019, or the commencement date of the ground lease, whichever is later, in determining the present value of lease payments for active leases on that date. A right-of-use asset and lease liability are not recognized for leases with an initial term of 12 months or less, as these short-term leases are accounted for similarly to previous guidance for operating leases. We do not currently have any ground leases with an initial term of 12 months or less. As of September 30, 2023, our condensed consolidated balance sheet includes right-of-use land assets of approximately $11.0 million and ground lease liabilities of approximately $11.0 million. During the first quarter of 2023, the ground lease for the newly constructed and substantially completed Sierra Medical Plaza I commenced and a right-of-use asset and lease liability was recorded in connection with this lease.

(8) Debt and Financial Instruments

Debt:

Management routinely monitors and analyzes the Trust’s capital structure in an effort to maintain the targeted balance among capital resources including the level of borrowings pursuant to our revolving credit facility, the level of borrowings pursuant to non-recourse mortgage debt secured by the real property of our properties and our level of equity including consideration of equity issuances. This ongoing analysis considers factors such as the current debt market and interest rate environment, the current/projected occupancy and financial performance of our properties, the current loan-to-value ratio of our properties, the Trust’s current stock price, the capital resources required for anticipated acquisitions and the expected capital to be generated by anticipated divestitures. This analysis, together with consideration of the Trust’s current balance of revolving credit agreement borrowings, non-recourse mortgage borrowings and equity, assists management in deciding which capital resource to utilize when events such as refinancing of specific debt components occur or additional funds are required to finance the Trust’s growth.

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

The margins over adjusted term SOFR, Base Rate and the facility fee are based upon our total leverage ratio. At September 30, 2023, the applicable margin over the adjusted term SOFR rate was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%.

At September 30, 2023, we had $321.5 million of outstanding borrowings and $3.1 million of letters of credit outstanding under our Credit Agreement. We had $50.4 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of September 30, 2023. There are no compensating balance requirements. At December 31, 2022, we had $298.1 million of outstanding borrowings, $3.1 million of outstanding letters of credit and $73.8 million of available borrowing capacity.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts then outstanding under the Credit Agreement. We are in compliance with all of the covenants in the Credit Agreement at September 30, 2023, and were in compliance with all of the covenants of the Credit Agreement at December 31, 2022. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	September 30, 2023	December 31, 2022
Tangible net worth	> =$125,000	$200,658	$219,654
Total leverage	< 60%	44.5%	42.9%
Secured leverage	< 30%	4.9%	5.6%
Unencumbered leverage	< 60%	44.2%	41.8%
Fixed charge coverage	> 1.50x	3.3x	4.3x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of September 30, 2023 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
2704 North Tenaya Way fixed rate mortgage loan (b.)	$6,121	4.95%	November, 2023
Summerlin Hospital Medical Office Building III fixed rate mortgage loan (c.)	12,345	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	1,229	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	7,999	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	11,836	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	39,530
Less net financing fees	(215)
Plus net debt premium	4
Total mortgages notes payable, non-recourse to us, net	$39,319

(a.)
All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)
Upon the November 1, 2023 maturity date, this loan was fully repaid utilizing borrowings under our Credit Agreement.
(c.)
This loan is scheduled to mature within the next twelve months at which time we will either refinance pursuant to a new mortgage loan or repay the mortgage balance in full utilizing borrowings under our Credit Agreement.

On January 3, 2023, the $4.2 million fixed rate mortgage loan on Desert Valley Medical Center was fully repaid utilizing borrowings under our Credit Agreement.

At September 30, 2023 and December 31, 2022, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of September 30, 2023, had a combined carrying value of approximately $39.5 million and a combined fair value of approximately $36.7 million. The mortgages outstanding as of December 31, 2022, had a combined carrying value of approximately $45.0 million and a combined fair value of approximately $43.2 million. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosure in connection with debt instruments. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At September 30, 2023, the fair value of our interest rate swaps was a net asset of $10.5 million which is included in deferred charges and other assets on the accompanying condensed consolidated balance sheet. During the third quarter of 2023, we received approximately $1.6 million from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the first nine months of 2023, we received approximately $4.3 million from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. From inception of the swap agreements through September 30, 2023 we paid or accrued approximately $2.5 million to the counterparty, offset by approximately $5.9 million in receipts from the counterparty, adjusted for accruals, pursuant to the terms of the swap. During the third quarter of 2022, we paid or accrued approximately $3,000 to the counterparty, offset by $428,000 in receipts from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the first nine months of 2022, we paid or accrued approximately $414,000 to the counterparty, offset by $463,000 in receipts from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity. Amounts are reclassified from AOCI to the income statement in the period or periods the hedged transaction affects earnings. We do not expect any gains or losses on our interest rate swaps to be reclassified to earnings in the next twelve months.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities currently including acute care hospitals, behavioral health care hospitals, specialty facilities, free-standing emergency departments, childcare centers and medical/office buildings. As of November 1, 2023, we have seventy-seven real estate investments or commitments located in twenty-one states consisting of:

•
six hospital facilities consisting of three acute care hospitals and three behavioral health care hospitals;
•
four free-standing emergency departments (“FEDs”);
•
sixty medical/office buildings, including four owned by unconsolidated limited liability companies (“LLCs”)/limited liability partnerships (“LPs”);
•
four preschool and childcare centers;
•
two specialty facilities that are currently vacant, and;
•
one vacant parcel of land located in Chicago, Illinois.

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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•
Future operations and financial results of our tenants, and in turn ours, could be materially impacted by numerous factors and future developments. Such factors and developments include, but are not limited to, the impact of the COVID-19 pandemic; changes in patient volumes and payer mix caused by deteriorating macroeconomic conditions (including increases in uninsured and underinsured patients as the result of business closings and layoffs); potential disruptions to clinical staffing and shortages and disruptions related to supplies required for our tenants’ employees and patients, including equipment, pharmaceuticals and medical supplies, potential increases to expenses incurred by our tenants related to staffing, supply chain or other expenditures; the impact of our indebtedness and the ability to refinance such indebtedness on acceptable terms; disruptions in the financial markets and the business of financial institutions which could impact our ability to access capital or increase associated borrowing costs; and changes in general economic conditions nationally and regionally in the markets our properties are located, including higher sustained rates of unemployment and underemployment levels and reduced consumer spending and confidence.
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
•
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
•
On September 30, 2023, a continuing resolution was passed by the federal government which provided for temporary funding of the federal government for 45 days; scheduled to expire on November 17, 2023. We cannot predict whether or not there will be future legislation averting a federal government shutdown, however, the operating results and results of operations of certain of our tenants, and therefore potentially ours, could be materially unfavorably impacted by a federal government shutdown.
•
A substantial portion of our revenues are dependent upon one operator, UHS, which comprised approximately 41% of our consolidated revenues for the three and nine-month periods ended September 30, 2023 and 2022. As previously disclosed, on December 31, 2021, a wholly-owned subsidiary of UHS purchased the real estate assets of Inland Valley Campus of Southwest Healthcare System from us and in exchange, transferred the real estate assets of Aiken Regional Medical Center and Canyon Creek Behavioral Health to us. These transactions were approved by the Independent Trustees of our Board, as well as the UHS Board of Directors. The aggregate annual rental rate during 2023 pursuant to the leases, as amended, for the two facilities transferred to us is approximately $5.8 million; there is no bonus rent component applicable to either of these leases. Please see Note 7 to the condensed consolidated financial statements - Lease Accounting, for additional information related to this asset purchase and sale transaction between us and UHS.
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
•
Lost revenues resulting from the exercise of purchase options, lease expirations and renewals and other transactions (see Note 7 to the condensed consolidated financial statements – Lease Accounting for additional disclosure related to lease expirations and subsequent vacancies that occurred during the second and third quarters of 2019 and the fourth quarter of 2021 on three specialty hospital facilities; the demolition of one of these facilities was substantially completed during the second quarter of 2023).
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
•
The outcome and effects of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, UHS or the other operators of our facilities. UHS and its subsidiaries are subject to legal actions, purported shareholder class actions and shareholder derivative cases, governmental investigations and regulatory actions and the effects of adverse publicity relating to such matters. Since UHS comprised approximately 41% of our consolidated revenues during the three and nine months ended September 30, 2023, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-Q and 10-K, as publicly filed with the Securities and Exchange Commission. Those filings are the sole responsibility of UHS and are not incorporated by reference herein.
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

Results of Operations

During the three-month period ended September 30, 2023, net income was $3.9 million, as compared to $4.8 million during the third quarter of 2022. The $976,000 decrease was attributable to:

•
a decrease of $1.6 million resulting from an increase in interest expense due to increases in our average borrowing rate and average outstanding borrowings, and;
•
a net increase of $672,000 resulting from an aggregate net increase in the income generated at various properties.

During the nine-month period ended September 30, 2023, net income was $11.8 million, as compared to $15.5 million during the nine-month period ended September 30, 2022. The $3.7 million decrease was attributable to:

•
a decrease of $4.9 million resulting from an increase in interest expense due to increases in our average borrowing rate and average outstanding borrowings;
•
a decrease of $1.1 million resulting from demolition expenses incurred during the first nine months of 2023 related to the property located in Chicago, Illinois, and;
•
a net increase of $2.4 million resulting from an aggregate net increase in the income generated at various properties, including a reduction of $686,000 in the non-demolition related operating expenses incurred in connection with the property located in Chicago.

Revenues increased $2.1 million, or 9.4%, to $24.2 million during the three-month period ended September 30, 2023, as compared to $22.2 million during the three-month period ended September 30, 2022. The increase during the third quarter of 2023, as compared to the third quarter of 2022, was primarily due to an aggregate net increase generated at various properties, including the revenues generated at a newly constructed and recently opened MOB located in Reno, Nevada, and the newly acquired MOB located in McAllen, Texas.

Revenues increased $4.8 million, or 7.2%, to $71.3 million during the nine-month period ended September 30, 2023, as compared to $66.5 million during the nine-month period ended September 30, 2022. The increase during the first nine months of 2023, as compared to the first nine months of 2022, was primarily due to an aggregate net increase generated at various properties, including the revenues generated at a newly constructed and recently opened MOB located in Reno, Nevada, and the newly acquired MOB located in McAllen, Texas.

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

Included in our other operating expenses (excluding ground lease expenses) are expenses related to the consolidated medical office buildings and three vacant properties (the demolition of one of these vacant properties was substantially completed during the second quarter of 2023) amounting to $7.1 million during the third quarter of 2023 and $6.1 million during the third quarter of 2022. The $1.0 million increase in other operating expenses related to these facilities during the third quarter of 2023, as compared to the third quarter of 2022, was due to net increases experienced at various properties, including the impact of the recently opened MOB located in Reno, Nevada.

Other operating expenses related to the consolidated medical office buildings and three vacant specialty facilities, as applicable, totaled $20.0 million (excluding $1.1 million of demolition expenses incurred during the nine months ended September 30, 2023) and $18.1 million for the nine-month periods ended September 30, 2023 and 2022, respectively. The $1.9 million increase in our other operating expenses during the first nine months of 2023, as compared to the first nine months of 2022, was primarily due to increases experienced at various properties, including the impact of the recently opened MOB located in Reno, Nevada.

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

Below is a reconciliation of our reported net income to FFO for the three and nine-month periods ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$3,872	$4,848	$11,807	$15,471
Depreciation and amortization expense on consolidated investments	7,012	6,658	20,479	20,046
Depreciation and amortization expense on unconsolidated affiliates	309	295	900	885
Funds From Operations	$11,193	$11,801	$33,186	$36,402
Weighted average number of shares outstanding - Diluted	13,822	13,801	13,811	13,792
Funds From Operations per diluted share	$0.81	$0.86	$2.40	$2.64

Our FFO decreased $608,000 during the third quarter of 2023, as compared to the third quarter of 2022. The net decrease was primarily due to: (i) a decrease in net income of $976,000, as discussed above, offset by; (ii) a $368,000 increase in depreciation and amortization expense incurred by our consolidated and unconsolidated affiliates.

Our FFO decreased $3.2 million during the first nine months of 2023, as compared to the first nine months of 2022. The net decrease was primarily due to: (i) a decrease in net income of $3.7 million, as discussed above, offset by; (ii) a $448,000 increase in depreciation and amortization expense incurred by our consolidated and unconsolidated affiliates.

Other Operating Results

Interest Expense:

As reflected in the schedule below, interest expense was $4.5 million and $2.8 million during the three-month periods ended September 30, 2023 and 2022, respectively, and $12.3 million and $7.4 million during the nine-month periods ended September 30, 2023 and 2022, respectively (amounts in thousands):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Revolving credit agreement	$5,408	$2,641	$14,892	$5,359
Mortgage interest	429	543	1,301	1,739
Interest rate swaps income, net (a.)	(1,547)	(411)	(4,190)	(37)
Amortization of financing fees	188	177	536	538
Amortization of fair value of debt	(12)	(13)	(36)	(39)
Capitalized interest on major projects	-	(97)	(149)	(153)
Other interest	1	(21)	(14)	1
Interest expense, net	$4,467	$2,819	$12,340	$7,408

(a.)
Represents interest paid (to us)/by us to the counterparties pursuant to three interest rate swaps with a combined notional amount of $140 million.

Interest expense increased by $1.6 million during the three-month period ended September 30, 2023, as compared to the comparable period of 2022, due primarily to: (i) a $2.8 million increase in the interest expense on our revolving credit agreement primarily resulting from increases in our average cost of borrowings (6.89% average effective rate during the third quarter of 2023, as compared to 3.71% average effective rate during the comparable quarter of 2022) and in our average outstanding borrowings ($311.4 million during the three months ended September 30, 2023 as compared to $282.4 million in the comparable quarter of 2022); (ii) a $97,000 increase due to a decrease in capitalized interest on a major project that was substantially completed during the first quarter of 2023; (iii) a $34,000 net increase in other combined interest expenses, partially offset by; (iv) a $1.1 million favorable change in interest rate swap income, and; (v) a $114,000 decrease in mortgage interest expense.

Interest expense increased by $4.9 million during the nine-month period ended September 30, 2023, as compared to the comparable period of 2022, due primarily to: (i) a $9.5 million increase in the interest expense on our revolving credit agreement primarily resulting from increases in our average cost of borrowings (6.52% average effective rate during the first nine months of 2023, as compared to 2.61% average effective rate during the comparable nine months of 2022) and in our average outstanding borrowings ($305.4 million during the nine months ended September 30, 2023 as compared to $274.7 million in the comparable nine-month period of 2022), partially offset by; (ii) a $4.2 million favorable change in interest rate swap income; (iii) a $438,000 decrease in mortgage interest expense, and; (iv) a $10,000 decrease in other interest expenses.

Disclosures Related to Certain Facilities

Please refer to Note 7 to the consolidated financial statements - Lease Accounting, for additional information regarding certain of our vacant specialty hospital facilities consisting of Evansville, Indiana; Corpus Christi, Texas, and; Chicago, Illinois.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $32.5 million during the nine-month period ended September 30, 2023 as compared to $34.5 million during the comparable period of 2022. The $2.0 million net decrease was attributable to:

•
an unfavorable change of $3.2 million due to a decrease in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization related to above/below market leases, amortization of debt premium, amortization of deferred financing costs and stock-based compensation), as discussed above;
•
a favorable change of $825,000 in lease receivable;
•
a favorable change of $531,000 in tenant reserves, deposits and deferred and prepaid rents, and;
•
other combined net unfavorable changes of $144,000.

Net cash used in investing activities

Net cash used in investing activities was $19.8 million during the first nine months of 2023 as compared to $31.2 million during the first nine months of 2022.

During the nine-month period ended September 30, 2023 we funded: (i) $12.2 million in additions to real estate investments including construction costs related to the Sierra Medical Plaza I medical office building located in Reno, Nevada, that was substantially completed during the first quarter of 2023, as well as tenant improvements at various MOBs; (ii) $7.6 million, including transaction costs, on the August, 2023 acquisition of the McAllen Doctor's Center medical office building, as discussed in Note 4 to the consolidated financial statements–Acquisitions and Divestitures, and; (iii) $4.1 million in equity investments in unconsolidated LLCs. In addition, during the nine months ended September 30, 2023, we received: (i) $531,000 of cash in excess of income from LLCs, and; (ii) $3.5 million of repayments of an advance we had provided to an unconsolidated LLC during 2021.

During the nine-month period ended September 30, 2022 we funded: (i) $13.6 million, including transaction costs, on the acquisitions of the Beaumont Heart and Vascular Center in March, 2022, and; the 140 Thomas Johnson Drive medical office building in January, 2022, as discussed in Note 4 to the consolidated financial statements–Acquisitions and Divestitures; (ii) $16.7 million in additions to real estate investments including construction costs related to the Sierra Medical Plaza I medical office building located in Reno, Nevada, that was substantially completed during the first quarter of 2023, as well as tenant improvements at various MOBs, and; (iii) $1.3 million as part of the asset purchase and sale agreement with UHS, as discussed in Note 2 to the consolidated financial statements-Relationship with UHS and Related Party Transactions, and; (iv) $94,000 in equity investments in unconsolidated LLCs.. In addition, during the nine-months ended September 30, 2022, we received approximately $516,000 of cash in excess of income from LLCs.

Net cash used in financing activities

Net cash used in financing activities was $11.9 million during the nine months ended September 30, 2023, as compared to $17.7 million during the nine months ended September 30, 2022.

During the nine-month period ended September 30, 2023, we paid: (i) $5.4 million on mortgage notes payable that are non-recourse to us, including a $4.2 million repayment of a fixed rate mortgage loan that matured during the first quarter of 2023; (ii) $222,000 of financing costs related to the amendment to our revolving credit agreement, and; (iii) $29.8 million of dividends, including $58,000 of previously accrued dividends. Additionally, during the nine months ended September 30, 2023, we received: (i) $23.4 million of net borrowings on our revolving credit agreement, and; (ii) $118,000 of net cash from the issuance of shares of beneficial interest.

During the nine-month period ended September 30, 2022, we paid: (i) $6.7 million on mortgage notes payable that are non-recourse to us, including a $5.1 million repayment of a fixed rate mortgage loan that matured during the second quarter of 2022; (ii) $26,000 of financing costs related to the revolving credit agreement, and; (iii) $29.3 million of dividends, including $60,000 of previously accrued dividends. Additionally, during the nine months ended September 30, 2022, we received: (i) $18.2 million of net borrowings on our revolving credit agreement, and; (ii) $136,000 of net cash from the issuance of shares of beneficial interest.

Additional cash flow and dividends paid information for the nine-month periods ended September 30, 2023 and 2022:

As indicated on our condensed consolidated statement of cash flows, we generated net cash provided by operating activities of $32.5 million and $34.5 million during the nine-month periods ended September 30, 2023 and 2022, respectively. As also indicated on our statement of cash flows, non-cash expenses including depreciation and amortization expense, amortization related to above/below market leases, amortization of debt premium, amortization of deferred financing costs and stock-based compensation expense, as well as changes in certain assets and liabilities, are the primary differences between our net income and net cash provided by operating activities during each period.

We declared and paid dividends of $29.8 million and $29.3 million during the nine-month periods ended September 30, 2023 and 2022, respectively. During the first nine months of 2023, the $32.5 million of net cash provided by operating activities was approximately $2.7 million greater than the $29.8 million of dividends paid during the first nine months of 2023. During the first nine months of 2022, the $34.5 million of net cash provided by operating activities was approximately $5.2 million greater than the $29.3 million of dividends paid during the first nine months of 2022.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the nine months ended September 30, 2023 and 2022. From time to time, various other sources and uses of cash may include items such as investments and advances made to/from LLCs, additions to real estate investments, acquisitions/divestiture of properties, net borrowings/repayments of debt, and proceeds generated from the issuance of equity. Therefore, in any given period, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties. Rather, our dividends as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our $375 million revolving credit agreement (which had $50.4 million of available borrowing capacity, net of outstanding borrowings and letters of credit as of September 30, 2023); (ii) borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our consolidated and unconsolidated LLCs/LPs; (iii) the issuance of equity, and/or; (iv) the issuance of other long-term debt.

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

Credit facilities and mortgage debt

Management routinely monitors and analyzes the Trust’s capital structure in an effort to maintain the targeted balance among capital resources including the level of borrowings pursuant to our revolving credit facility, the level of borrowings pursuant to non-recourse mortgage debt secured by the real property of our properties and our level of equity including consideration of equity issuances. This ongoing analysis considers factors such as the current debt market and interest rate environment, the current/projected occupancy and financial performance of our properties, the current loan-to-value ratio of our properties, the Trust’s current stock price, the capital resources required for anticipated acquisitions and the expected capital to be generated by anticipated divestitures. This analysis, together with consideration of the Trust’s current balance of revolving credit agreement borrowings, non-recourse mortgage borrowings and equity, assists management in deciding which capital resource to utilize when events such as refinancing of specific debt components occur or additional funds are required to finance the Trust’s growth.

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

The margins over adjusted term SOFR, Base Rate and the facility fee are based upon our total leverage ratio. At September 30, 2023, the applicable margin over the adjusted term SOFR rate was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%.

At September 30, 2023, we had $321.5 million of outstanding borrowings and $3.1 million of letters of credit outstanding under our Credit Agreement. We had $50.4 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of September 30, 2023. There are no compensating balance requirements. At December 31, 2022, we had $298.1 million of outstanding borrowings, $3.1 million of outstanding letters of credit and $73.8 million of available borrowing capacity.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts then outstanding under the Credit Agreement. We are in compliance with all of the covenants in the Credit Agreement at September 30, 2023, and were in compliance with all of the covenants of the Credit Agreement at December 31, 2022. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	September 30, 2023	December 31, 2022
Tangible net worth	> =$125,000	$200,658	$219,654
Total leverage	< 60%	44.5%	42.9%
Secured leverage	< 30%	4.9%	5.6%
Unencumbered leverage	< 60%	44.2%	41.8%
Fixed charge coverage	> 1.50x	3.3x	4.3x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of September 30, 2023 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
2704 North Tenaya Way fixed rate mortgage loan (b.)	$6,121	4.95%	November, 2023
Summerlin Hospital Medical Office Building III fixed rate mortgage loan (c.)	12,345	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	1,229	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	7,999	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	11,836	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	39,530
Less net financing fees	(215)
Plus net debt premium	4
Total mortgages notes payable, non-recourse to us, net	$39,319

(a.)
All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)
Upon the November 1, 2023 maturity date, this loan was fully repaid utilizing borrowings under our Credit Agreement.
(c.)
This loan is scheduled to mature within the next twelve months at which time we will either refinance pursuant to a new mortgage loan or repay the mortgage balance in full utilizing borrowings under our Credit Agreement.

On January 3, 2023, the $4.2 million fixed rate mortgage loan on Desert Valley Medical Center was fully repaid utilizing borrowings under our Credit Agreement.

At September 30, 2023 and December 31, 2022, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of September 30, 2023, had a combined carrying value of approximately $39.5 million and a combined fair value of approximately $36.7 million. The mortgages outstanding as of December 31, 2022, had a combined carrying value of approximately $45.0 million and a combined fair value of approximately $43.2 million.

Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Off Balance Sheet Arrangements

As of September 30, 2023, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at September 30, 2023 totaled $3.1 million related to Grayson Properties II. As of December 31, 2022, we had off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at December 31, 2022 totaled $3.1 million related to Grayson Properties II.

Acquisition and Divestiture Activity

Please see Note 4 to the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

LIBOR Transition

In 2017, the U.K. Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to phase out LIBOR and stop compelling banks to submit rates for its calculation. In 2021, the FCA further announced that effective January 1, 2022, the one week and two-month USD LIBOR tenors are no longer being published. Additionally, effective July 1, 2023 and all other USD LIBOR tenors are no longer published.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At September 30, 2023, the fair value of our interest rate swaps was a net asset of $10.5 million which is included in deferred charges and other assets on the accompanying condensed consolidated balance sheet. During the third quarter of 2023, we received approximately $1.6 million from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the first nine months of 2023, we received approximately $4.3 million from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. From inception of the swap agreements through September 30, 2023 we paid or accrued approximately $2.5 million to the counterparty, offset by approximately $5.9 million in receipts from the counterparty, adjusted for accruals, pursuant to the terms of the swap. During the third quarter of 2022, we paid or accrued approximately $3,000 to the counterparty, offset by $428,000 in receipts from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the first nine months of 2022, we paid or accrued approximately $414,000 to the counterparty, offset by $463,000 in receipts from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity. Amounts are reclassified from AOCI to the income statement in the period or periods the hedged transaction affects earnings. We do not expect any gains or losses on our interest rate swaps to be reclassified to earnings in the next twelve months.

The sensitivity analysis related to our fixed and variable rate debt assumes current market rates with all other variables held constant. As of September 30, 2023, the fair value and carrying value of our debt is approximately $358.1 million and $361.0 million, respectively. As of that date, the carrying value exceeds the fair value by approximately $2.9 million.

The table below presents information about our financial instruments that are sensitive to changes in interest rates. The interest rate swaps include the $50 million swap agreement entered into during the third quarter of 2019, the $35 million swap agreement entered into in January, 2020 and the $55 million swap agreement entered into in March, 2020. For debt obligations, the amounts of which are as of September 30, 2023, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Long-term debt:
Fixed rate:
Debt(a)	$6,489	$13,530	$939	$600	$626	$17,346	$39,530
Average interest rates	4.50%	4.40%	4.30%	4.20%	4.20%	4.30%	4.40%
Variable rate:
Debt(b)	$—	$—	$321,500	$—	$—	$—	$321,500
Average interest rates	—	—	6.62%	—	—	—	6.62%
Interest rate swaps:
Notional amount(c)	$—	$85,000	$—	$—	$55,000	$—	$140,000
Interest rates	—	1.210%	—	—	0.505%	—	0.990%

(a)
Consists of non-recourse mortgage notes payable.
(b)
Consists of $321.5 million of outstanding borrowings under the terms of our $375 million revolving credit agreement which has a maturity date of July 2, 2025.
(c)
Includes: (i) a $50 million interest rate swap that became effective on September 16, 2019, which is scheduled to mature on September 16, 2024; (ii) a $35 million interest rate swap that became effective on January 15, 2020, which is scheduled to mature on September 16, 2024, and; (iii) a $55 million interest rate swap that became effective on March 25, 2020, which is scheduled to mature on March 25, 2027.

As calculated based upon our variable rate debt outstanding as of September 30, 2023 that is subject to interest rate fluctuations, and giving effect to the above-mentioned interest rate swap, each 1% change in interest rates would impact our net income by approximately $1.8 million.

Item 4. Controls and Procedures

As of September 30, 2023, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”).

Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2022 includes a listing of risk factors to be considered by investors in our securities. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 5. Other Information

None of the Trust’s Board of Trustees or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Trust’s quarter ended September 30, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

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

Date: November 8, 2023	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

/s/ Alan B. Miller
Alan B. Miller,
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Charles F. Boyle
Charles F. Boyle, Senior Vice President and Chief Financial Officer (Principal Financial Officer)