Form 10-K
period 2023-12-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2024-02-27
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

Aggregate market value of voting shares and non-voting shares held by non-affiliates as of June 30, 2023: $609.4 million (For the purpose of this calculation only, all members of the Board of Trustees are deemed to be affiliates). Number of shares of beneficial interest outstanding of registrant as of January 31, 2024: 13,824,052.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for our 2024 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2023 (incorporated by reference under Part III).

UNIVERSAL HEALTH REALTY INCOME TRUST

2023 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2023. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

As disclosed in this Annual Report, including in Part I, Item 1.-Relationship with Universal Health Services, Inc. (“UHS”), a wholly-owned subsidiary of UHS (UHS of Delaware, Inc.) serves as our Advisor pursuant to the terms of an annually renewable Advisory Agreement dated December 24, 1986, and as amended and restated as of January 1, 2019. The advisory agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by our Trustees who are unaffiliated with UHS, that the Advisor’s performance has been satisfactory. The Advisory Agreement was renewed for 2024 with the same terms as the Advisory Agreement in place during 2023, 2022 and 2021. Our officers are all employees of UHS through its wholly-owned subsidiary, UHS of Delaware, Inc. In addition, five of our hospital facilities are leased to wholly-owned subsidiaries of UHS, one of our hospital facilities is leased to a joint venture between a wholly-owned subsidiary of UHS and a third party, and subsidiaries of UHS are tenants of twenty-one medical office buildings (“MOBs”), free-standing emergency departments, that are either wholly or jointly-owned by us. Any reference to “UHS” or “UHS facilities” in this report is referring to Universal Health Services, Inc.’s subsidiaries, including UHS of Delaware, Inc.

In this Annual Report, the term “revenues” does not include the revenues of the unconsolidated limited liability companies in which we have various non-controlling equity interests ranging from 33% to 95%. As of December 31, 2023, we had investments in four jointly-owned LLCs/LPs. We currently account for our share of the income/loss from these investments by the equity method (see Note 8 to the Consolidated Financial Statements included herein).

PART I

ITEM 1. Business

General

We are a real estate investment trust (“REIT”) which commenced operations in 1986. We invest in healthcare and human-service related facilities currently including acute care hospitals, behavioral health care hospitals, a specialty facility, free-standing emergency departments, childcare centers and medical/office buildings. As of February 27, 2024, we have seventy-six real estate investments or commitments located in twenty-one states in the United States consisting of: (i) six hospital facilities including three acute care and three behavioral health care; (ii) sixty medical/office buildings; (iii) four free-standing emergency departments (“FEDs”); (iv) four preschool and childcare centers; (v) one specialty facility that is currently vacant, and; (vi) one property comprised of vacant land located in Chicago, Illinois (demolition of the previously existing building on this land was completed during 2023).

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

In accordance with Section 303A.12(a) of The New York Stock Exchange Listed Company Manual, we submitted our CEO’s Certification to the New York Stock Exchange in 2023. Additionally, contained in Exhibits 31.1 and 31.2 of this Annual Report are our CEO’s and CFO’s certifications regarding the quality of our public disclosure under Section 302 of the Sarbanes-Oxley Act of 2002.

Overview of Facilities

As of February 27, 2024, we have investments in seventy-six facilities located in twenty-one states and consisting of the following:

Facility Name	Location	Type of Facility	Ownership	Guarantor
McAllen Medical Center (A)	McAllen, TX	Acute Care	100%	Universal Health Services, Inc.
Wellington Regional Medical Center (A)	W. Palm Beach, FL	Acute Care	100%	Universal Health Services, Inc.
Aiken Regional Medical Center (A) (K)	Aiken, SC	Acute Care	100%	Universal Health Services, Inc.
Aurora Pavilion Behavioral Health Services (A) (K)	Aiken, SC	Behavioral Health	100%	Universal Health Services, Inc.
Canyon Creek Behavioral Health (A) (K)	Temple, TX	Behavioral Health	100%	Universal Health Services, Inc.
Clive Behavioral Health (D) (J)	Clive, IA	Behavioral Health	100%	Universal Health Services, Inc. and Catholic Health Initiatives-Iowa, Corp.
4058 W. Melrose Land (L)	Chicago, IL	Vacant Land	100%	--
Evansville Facility (G)	Evansville, IN	Specialty	100%	--
Family Doctor’s Medical Office Bldg. (B)	Shreveport, LA	MOB	100%	Christus Health Northern Louisiana
Professional Buildings at Kings Crossing
Building A (B)	Kingwood, TX	MOB	100%	--
Building B (B)	Kingwood, TX	MOB	100%	--
Chesterbrook Academy (B)	Audubon, PA	Preschool & Childcare	100%	SEG, Incorporated
Chesterbrook Academy (B)	New Britain, PA	Preschool & Childcare	100%	SEG, Incorporated
Chesterbrook Academy (B)	Newtown, PA	Preschool & Childcare	100%	SEG, Incorporated
Chesterbrook Academy (B)	Uwchlan, PA	Preschool & Childcare	100%	SEG, Incorporated
Southern Crescent Center I (B)	Riverdale, GA	MOB	100%	--
Southern Crescent Center, II (D)	Riverdale, GA	MOB	100%	--
St. Matthews Medical Plaza II (C)	Louisville, KY	MOB	33%	--
Desert Valley Medical Center (E)	Phoenix, AZ	MOB	100%	--
Cypresswood Professional Center (B)
8101	Spring, TX	MOB	100%	--
8111	Spring, TX	MOB	100%	--
Desert Springs Medical Plaza (D)	Las Vegas, NV	MOB	100%	--
701 South Tonopah Bldg. (A)	Las Vegas, NV	MOB	100%	--
Santa Fe Professional Plaza (E)	Scottsdale, AZ	MOB	100%	--
Summerlin Hospital MOB I (D)	Las Vegas, NV	MOB	100%	--
Summerlin Hospital MOB II (D)	Las Vegas, NV	MOB	100%	--
Danbury Medical Plaza (B)	Danbury, CT	MOB	100%	--
Mid Coast Hospital MOB (C)	Brunswick, ME	MOB	74%	--
Rosenberg Children’s Medical Plaza (E)	Phoenix, AZ	MOB	100%	--
Gold Shadow (D)

Facility Name	Location	Type of Facility	Ownership	Guarantor
700 Shadow Lane MOB	Las Vegas, NV	MOB	100%	--
2010 & 2020 Goldring MOBs	Las Vegas, NV	MOB	100%	--
Apache Junction Medical Plaza (E)	Apache Junction, AZ	MOB	100%	--
Spring Valley Medical Office Building (D)	Las Vegas, NV	MOB	100%	--
Spring Valley Hospital Medical Office Building II (D)	Las Vegas, NV	MOB	100%	--
Sierra San Antonio Medical Plaza (E)	Fontana, CA	MOB	100%	--
Phoenix Children’s East Valley Care Center (E)	Phoenix, AZ	MOB	100%	--
Centennial Hills Medical Office Building (D)	Las Vegas, NV	MOB	100%	--
Palmdale Medical Plaza (D)	Palmdale, CA	MOB	100%	--
Summerlin Hospital Medical Office Building III (D)	Las Vegas, NV	MOB	100%	--
Vista Medical Terrace (D)	Sparks, NV	MOB	100%	--
The Sparks Medical Building (D)	Sparks, NV	MOB	100%	--
Texoma Medical Plaza (D) (O)	Denison, TX	MOB	100%	--
BRB Medical Office Building (E)	Kingwood, TX	MOB	100%	--
3811 E. Bell (E)	Phoenix, AZ	MOB	100%	--
Lake Pointe Medical Arts Building (E)	Rowlett, TX	MOB	100%	--
Forney Medical Plaza (E)	Forney, TX	MOB	100%	--
Tuscan Professional Building (E)	Irving, TX	MOB	100%	--
Emory at Dunwoody Building (E)	Atlanta, GA	MOB	100%	--
PeaceHealth Medical Clinic (E)	Bellingham, WA	MOB	100%	--
Forney Medical Plaza II (C)	Forney, TX	MOB	95%	--
Northwest Texas Professional Office Tower (E)	Amarillo, TX	MOB	100%	--
5004 Poole Road MOB (A)	Denison, TX	MOB	100%	--
Ward Eagle Office Village (E)	Farmington Hills, MI	MOB	100%	--
The Northwest Medical Center at Sugar Creek (E)	Bentonville, AR	MOB	100%	--
Hanover Emergency Center (E)	Mechanicsville, VA	FED	100%	Henrico Doctors' Hospital
South Texas ER at Weslaco (A)	Weslaco, TX	FED	100%	--
South Texas ER at Mission (A)	Mission, TX	FED	100%	--
Haas Medical Office Park (E)	Ottumwa, IA	MOB	100%	Regional Hospital Partners
Piedmont - Roswell Physician Center (E)	Sandy Springs, GA	MOB	100%	--
Piedmont - Vinings Physician Center (E)	Vinings, GA	MOB	100%	--
Madison Professional Office Building (E)	Madison, AL	MOB	100%	--
Chandler Corporate Center III (E)	Chandler, AZ	MOB	100%	--
Frederick Crestwood MOB (E)	Frederick, MD	MOB	100%	--
2704 North Tenaya Way (E)	Las Vegas, NV	MOB	100%	--
Henderson Medical Plaza (D)	Henderson, NV	MOB	100%	--
Health Center at Hamburg (E)	Hamburg, PA	MOB	100%	--
Las Palmas Del Sol Emergency Center-West (E)	El Paso, TX	FED	100%	--
Beaumont Medical Sleep Center Building (E)	Southfield, MI	MOB	100%	--
Bellin Health Family Medicine Center (E)	Escanaba, MI	MOB	100%	--
Texoma Medical Plaza II (H)	Denison, TX	MOB	95%	--
Sand Point Medical Properties	Escanaba, MI	MOB	100%	Fresenius Medical Care Holdings, Inc.
Fire Mesa (A) (M)	Las Vegas, NV	Office Building	100%	Universal Health Services, Inc.
140 Thomas Johnson Drive (N)	Frederick, MD	MOB	100%	--
Beaumont Heart and Vascular Center (P)	Dearborn, MI	MOB	100%	--
Sierra Medical Plaza I (I)	Reno, NV	MOB	100%	--
McAllen Doctor's Center (A)(F)	McAllen, TX	MOB	100%	Universal Health Services, Inc.

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
(F)
This property was acquired during the third quarter of 2023 and is 100% master leased to McAllen Hospitals, L.P, a wholly-owned subsidiary of UHS. The triple-net master lease is for twelve years and is scheduled to expire on August 31, 2035. The initial annual base rent is approximately $624,000.
(G)
The facility is vacant and being marketed.
(H)
Real estate assets owned by an LLC or an LP in which we have a noncontrolling ownership interest and include tenants who are subsidiaries of UHS.
(I)
Construction on this UHS-related MOB was substantially completed during March of 2023. The MOB is located on the campus of the Northern Nevada Sierra Medical Center, a newly constructed hospital that is owned and operated by a wholly-owned subsidiary of UHS, which was completed during in April, 2022. In connection with this MOB, we entered into a ground lease and master flex-lease agreements (both of which commenced in March, 2023) with a wholly-owned subsidiary of UHS. The master flex-lease agreement has a ten-year term scheduled to expire on March 31, 2033 and covers approximately 68% of the rentable square feet of the MOB, subject to reduction based upon the execution of third-party leases. The initial minimum rent pursuant to the master lease is $1.3 million annually, plus a pro-rata share of the common area maintenance expenses.
(J)
This property is leased to a joint venture between a wholly-owned subsidiary of UHS and Catholic Health Initiatives-Iowa, Corp.
(K)
On December 31, 2021, pursuant to an asset purchase and sale agreement, as amended, with UHS and certain affiliates, a wholly-owned subsidiary of UHS purchased the real estate assets of the Inland Valley Campus of Southwest Healthcare System from us; and we purchased from two wholly-owned subsidiaries of UHS, the real estate assets of Aiken Regional Medical Center (including a behavioral health pavilion) and Canyon Creek Behavioral Health. In connection with this transaction, we paid approximately $4.1 million in cash to UHS which was the amount by which the fair market values of Aiken Regional Medical Center and Canyon Creek Behavioral Health exceeded the fair market value of the Inland Valley Campus of Southwest Healthcare System. As we no longer have a controlling interest in Inland Valley Campus of Southwest Healthcare System, the transaction generated a gain of approximately $68.4 million which was included in our consolidated statement of income the year ended December 31, 2021. Please see Note 2 to the consolidated financial statements for further details surrounding this transaction.

(L)
Demolition of this facility was completed during 2023. We continue to market this vacant land. Please see Note 4 to the consolidated financial statements for further details surrounding this property.
(M)
This office building was acquired in May, 2021.
(N)
This MOB was acquired in January, 2022.
(O)
During the fourth quarter of 2021, we purchased the 5% minority interest held by a third-party partner in Grayson Properties, LP. As a result of the minority ownership purchase, we now own 100% of the LP.
(P)
This MOB was acquired in March, 2022.

Other Information

Included in our portfolio at December 31, 2023, are six hospital facilities leased to subsidiaries of UHS comprised of three acute care hospitals and three behavioral health care hospitals (three of which were acquired as part of an asset purchase and sale agreement with UHS on December 31, 2021, as amended, as discussed herein). The combined revenues generated from the leases on these hospitals comprised approximately 25% and 26% of our consolidated revenues during 2023 and 2022, respectively. During 2021, the combined revenues generated from the leases on the hospitals leased to subsidiaries of UHS was approximately 25% of our consolidated revenues. As of January 1, 2024, leases on the six acute and behavioral health care hospitals have fixed terms with an average of 8.6 years remaining and include renewal options ranging from one to seven, five or ten-year terms. The remaining lease terms for each hospital, which vary by hospital, are included herein in Item 2. Properties.

We believe a facility’s earnings before interest, taxes, depreciation, amortization and lease rental expense (“EBITDAR”) and a facility’s EBITDAR divided by the sum of minimum rent plus additional rent payable to us (“Coverage Ratio”), which are non-GAAP financial measures, are helpful to us and our investors as a measure of the operating performance of a hospital facility. EBITDAR, which is used as an indicator of a facility’s estimated cash flow generated from operations (before rent expense, capital additions and debt service), is used by us in evaluating a facility’s financial viability and its ability to pay rent. For the six hospitals owned by us at the end of 2023 (all of which were leased to subsidiaries of UHS), the combined weighted average Coverage Ratio was approximately 5.5 (ranging from -0.4 to 10.0, with one of the behavioral health care hospitals that opened during the fourth quarter of 2020 having a negative Coverage Ratio). For the six occupied hospitals owned by us at the end of 2022, all of which were leased to subsidiaries of UHS, the combined weighted average Coverage Ratio was approximately 4.5 (ranging from -1.0 to 9.7, with two behavioral health care hospitals that opened during the fourth quarter of 2020 having negative Coverage Ratios).

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

Relationship with Universal Health Services, Inc. (“UHS”)

Leases: We commenced operations in 1986 by purchasing certain properties from subsidiaries of UHS and immediately leasing the properties back to the respective subsidiaries. The base rentals and lease and renewal terms for each of the hospitals leased to subsidiaries of UHS as of January 1, 2024, are provided below. The base rents are paid monthly. The lease on McAllen Medical Center also provides for bonus rent which is paid quarterly based upon a computation that compares the hospital’s current quarter revenue to a corresponding quarter in the base year. The hospital leases with subsidiaries of UHS, with the exception of the lease on Clive Behavioral Health Hospital (which is operated by UHS in a joint venture with an unrelated third party), are unconditionally guaranteed by UHS and are cross-defaulted with one another. The lease for Clive Behavioral Health is guaranteed on a several basis by UHS (52%) and Catholic Health Initiatives-Iowa (48%).

The combined revenues generated from the leases on the three acute care and three behavioral health care hospital facilities leased to subsidiaries of UHS at December 31, 2023 and 2022, accounted for approximately 25% and 26% of our consolidated revenues for the years ended December 31, 2023 and 2022, respectively. In addition to the six UHS hospital facilities, we have twenty-one properties consisting of medical/office buildings (including one newly constructed MOB that was substantially completed during the first quarter of 2023 and one MOB that was acquired during the third quarter of 2023), and FEDs that are either wholly or jointly-owned by us that include tenants that are subsidiaries of UHS. The aggregate revenues generated from UHS-related tenants comprised approximately 37% of our consolidated revenue for the five years ended December 31, 2023 (approximately 41%, 40% and 37% for the years ended December 31, 2023, 2022 and 2021, respectively).

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

As a result of UHS’ purchase option within the lease agreements of Aiken and Canyon Creek, the transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and the properties acquired by us in connection with the asset purchase and sale agreement with UHS, as amended, were accounted for as financing arrangements and our consolidated balance sheets as of December 31, 2023 and 2022 include financing receivables related to this transaction of $83.3 million and $83.6 million, respectively. Additionally, we structured the purchase and sale of the above-mentioned properties as a like-kind exchange of property under the provisions of Section 1031 of the Internal Revenue Code of 1986, as amended.

Also on December 31, 2021, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases, as amended, (with us as lessor), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033. Subject to the terms of the master lease, Aiken and Canyon Creek have the right to renew their leases, at the then current fair market rent (as defined in the master lease), for seven, five-year optional renewal terms. Pursuant to the leases, as amended during the first quarter of 2022, the aggregate annual rental rate on the acquired properties, which is payable to us on a monthly basis, was approximately $5.8 million during 2023 ($4.0 million related to Aiken and $1.8 million related to Canyon Creek) and $5.7 million during 2022 ($3.9 million related to Aiken and $1.8 million related to Canyon Creek). The portion of the lease payments that is included in our consolidated statements of income, and reflected as interest income on financing leases, was approximately $5.5 million for each of the years ended December 31, 2023 and 2022. There is no bonus rental component applicable to either of these leases. Lease revenue will not be impacted by the lease payments received related to these two properties. Pursuant to the terms of the lease on the Inland Valley Campus, we earned $4.5 million of lease revenue during the year ended December 31, 2021 (consisting of $2.6 million in base rental and $1.9 million in bonus rental).

Pursuant to the terms of the master leases among us and certain subsidiaries of UHS, dated December 24, 1986 and December 31, 2021 (the “Master Leases”), which govern the leases of McAllen Medical Center, Wellington Regional Medical Center (governed by the Master Lease dated December 24, 1986), Aiken Regional Medical Center and Canyon Creek Behavioral Health (governed by the Master Lease dated December 31, 2021, as amended), all of which are hospital properties that are wholly-owned subsidiaries of UHS, UHS has the option, among other things, to renew the leases at the lease terms described below by providing notice to us at least 90 days prior to the termination of the then current term. UHS also has the right to purchase the respective leased facilities from us at their appraised fair market value upon any of the following: (i) at the end of the lease terms or any renewal terms; (ii) upon one month’s notice should a change of control of the Trust occur, or; (iii) within the time period as specified in the leases in the event that UHS provides notice to us of their intent to offer a substitution property/properties in exchange for one (or more) of the four wholly-owned UHS hospital facilities leased from us, should we be unable to reach an agreement with UHS on the properties to be substituted. Additionally, UHS has rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

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

The table below details the existing lease terms and renewal options for each of the hospital leases that are related to UHS as of January 1, 2024, consisting of three acute care hospitals and three behavioral health hospitals:

Hospital Name	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	$5,485,000	December, 2026	5 (a)
Wellington Regional Medical Center	$6,639,000	December, 2026	5 (b)
Aiken Regional Medical Center/Aurora Pavilion Behavioral Health Services	$4,072,000	December, 2033	35 (c)
Canyon Creek Behavioral Health	$1,841,000	December, 2033	35 (c)
Clive Behavioral Health	$2,775,000	December, 2040	50 (d)
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

Upon the December 31, 2021 expiration of the lease on Wellington Regional Medical Center located in West Palm Beach, Florida, a wholly-owned subsidiary of UHS exercised its fair market value renewal option and renewed the lease for a 5-year term scheduled to expire on December 31, 2026. Effective January 1, 2023, the annual fair market value lease rate for this hospital, which was payable to us monthly, was $6.5 million (there is no longer a bonus rental component of the lease payment). On January 1, 2024 the annual rent increased to $6.6 million and on each January 1st thereafter through 2026, the annual rent will increase by 2.50% on a cumulative and compounded basis. Pursuant to the terms of the hospital’s previous lease, we earned aggregate lease revenue of $5.5 million during the year ended December 31, 2021, (consisting of $3.0 million of base rental and $2.5 million of bonus rental).

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

During the third quarter of 2023, we acquired the McAllen Doctor's Center, an MOB located in McAllen, Texas for a purchase price of approximately $7.6 million, including transaction costs. The building has approximately 79,500 rentable square feet and is 100% master leased to McAllen Hospitals, L.P, a wholly-owned subsidiary of UHS. The triple-net master lease is for twelve years scheduled to expire on August 31, 2035. McAllen Hospitals, L.P. has the option to renew the lease term for three consecutive ten-year terms. The initial annual base rent is approximately $624,000.

During the first quarter of 2023, construction was substantially completed on Sierra Medical Plaza I, a multi-tenant MOB located in Reno, Nevada, consisting of approximately 86,000 rentable square feet. This MOB is located on the campus of the Northern Nevada Sierra Medical Center, a newly constructed acute care hospital that is owned and operated by a wholly-owned subsidiary of UHS, which was completed and opened during April of 2022. The cost of the MOB is estimated to be approximately $35 million, approximately $29 million of which was incurred as of December 31, 2023. In connection with this MOB, we entered into a ground lease and master flex-lease agreement with a wholly-owned subsidiary of UHS. The master flex lease agreement has a ten-year term scheduled to expire on March 31, 2033, and covers approximately 68% of the rentable square feet of the MOB at an initial minimum rent of $1.3 million annually plus a pro-rata share of the common area maintenance expenses. The master flex-lease is subject to a reduction during the term based upon the execution of third-party leases. The ground lease and the master flex lease each commenced during March, 2023.

During the fourth quarter of 2021, we purchased the 5% minority ownership interest held by a third-party member in Grayson Properties, LP which owns the Texoma Medical Plaza, an MOB located in Denison, Texas for approximately $3.1 million. The MOB is located on the campus of Texoma Medical Center, a hospital that is owned and operated by a wholly-owned subsidiary of UHS. A third-party appraisal was completed to determine the fair value of the property. As a result of this minority ownership purchase during the fourth quarter of 2021, we own 100% of the LP and are therefore consolidating this LP effective with the purchase date. There was no material impact on our net income as a result of the consolidation of this LP subsequent to the transaction. Please see Note 5 to the consolidated financial statements-Debt and Financial Instruments for additional disclosure surrounding this transaction.

In May, 2021, we acquired the Fire Mesa office building located in Las Vegas, Nevada for a purchase price of approximately $12.9 million. The building is 100% leased under the terms of a triple net lease by a wholly-owned subsidiary of UHS. The initial lease is scheduled to expire on August 31, 2027 and has two five-year renewal options. As discussed in Note 3 to the consolidated financial statements-Purchase and Sale Transaction, Acquisitions, Divestitures and New Construction, the acquisition of this office building is part of a series of planned tax-deferred like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code, as amended.

We are the lessee on thirteen ground leases with subsidiaries of UHS (for consolidated and unconsolidated investments), including one that commenced in March, 2023. The remaining lease terms on the ground leases with subsidiaries of UHS range from approximately 26 years to approximately 75 years. The annual aggregate lease payments on these properties were approximately $571,000 for the year ended 2023 and expected to be $571,000 for each of the years ended 2024, 2025, 2026 and 2027, and an aggregate of $31.9 million thereafter. See Note 4 to the consolidated financial statements-Lease Accounting for further disclosure around our lease accounting.

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of December 31, 2023 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock or restricted stock units. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time compensation awards in the form of restricted stock, and/or cash bonuses.

Advisory Agreement: UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an advisory agreement dated December 24, 1986, and as amended and restated as of January 1, 2019 (the “Advisory Agreement”). Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory. The Advisory Agreement was renewed for 2024 with the same terms as the Advisory Agreement in place during 2023, 2022 and 2021.

Our advisory fee for 2023, 2022 and 2021 was computed at 0.70% of our average invested real estate assets, as derived from our consolidated balance sheet. Based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the advisory fee computation remained unchanged for 2023, as compared to 2022 and 2021. The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, lease receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Advisory fees incurred and paid (or payable) to UHS amounted to $5.3 million during 2023, $5.1 million during 2022 and $4.4 million during 2021, and were based upon average invested real estate assets of $757 million, $728 million and $629 million during 2023, 2022 and 2021, respectively.

Share Ownership: As of December 31, 2023 and 2022, UHS owned 5.7% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the Securities and Exchange Commission (“SEC”) and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from UHS-related tenants comprised approximately 37% of our consolidated revenue for the five years ended December 31, 2023 (approximately 41%, 40% and 37% for the years ended December 31, 2023, 2022 and 2021, respectively), and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

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

Regulation and Other Factors

During each of the years of 2023, 2022 and 2021, approximately 27%, 29% and 28%, respectively, of our revenues were earned pursuant to leases with operators of acute care hospitals, behavioral health care hospitals and free-standing emergency departments (“FEDs”), the substantial majority of which are subsidiaries of UHS. A significant portion of the revenue earned by the operators of our acute and behavioral health care hospitals and FEDs is derived from federal and state healthcare programs, including Medicare and Medicaid (excluding managed Medicare and Medicaid programs).

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

Executive Officers of the Registrant

Name	Age	Position
Alan B. Miller	86	Chairman of the Board, Chief Executive Officer and President
Charles F. Boyle	64	Senior Vice President and Chief Financial Officer
Cheryl K. Ramagano	61	Senior Vice President - Operations, Treasurer and Secretary
Karla J. Peterson	64	Vice President, Acquisitions and Development

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

On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 (“ARPA”) into law. The ARPA extends eligibility for Legislation health insurance subsidies to people buying their own health coverage on the Marketplace who have household incomes above 400% of the federal poverty level. ARPA also increased the amount of financial assistance for people at lower incomes who were already eligible under the Legislation. The Inflation Reduction Act of 2022 (“IRA”) was passed on August 16, 2022, which among other things, allows for CMS to negotiate prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D, beginning with 10 high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. The IRA also continued the expanded subsidies for individuals to obtain private health insurance under the Legislation through 2025. The effect of IRA on hospitals and the healthcare industry in general is not yet known.

Under the Legislation, hospitals are required to make public a list of their standard charges, and effective January 1, 2019, CMS has required that this disclosure be in machine-readable format and include charges for all hospital items and services and average charges for diagnosis-related groups. On November 27, 2019, CMS published a final rule on “Price Transparency Requirements for Hospitals to Make Standard Charges Public.” This rule took effect on January 1, 2021 and requires all hospitals to also make public their payer-specific negotiated rates, minimum negotiated rates, maximum negotiated rates and cash for all items and services, including individual items and services and service packages, that could be provided by a hospital to a patient. On April 26, 2023, CMS announced updated enforcement processes that requires a shortened timeline for coming into compliance when a violation has been identified and the automatic imposition of a civil monetary penalties in certain circumstances of noncompliance. Failure to comply with these requirements may result in daily monetary penalties.

As part of the CAA, Congress passed legislation aimed at preventing or limiting patient balance billing in certain circumstances. The CAA addresses surprise medical bills stemming from emergency services, out-of-network ancillary providers at in-network facilities, and air ambulance carriers. The legislation prohibits surprise billing when out-of-network emergency services or out-of-network services at an in-network facility are provided, unless informed consent is received. In these circumstances providers are prohibited from billing the patient for any amounts that exceed in-network cost-sharing requirements. HHS, the Department of Labor and the Department of the Treasury issued interim final rules, that begin to implement this legislation. The rule would limit health care providers' ability to receive payment for services at usually higher out-of-network rates in certain circumstances and prohibit out-of-network payments in other circumstances.

COVID-19 and other pandemics, epidemics, or public health threats may adversely affect the business of our tenants, our business, and our results of operations and financial condition.

We are subject to risks associated with public health threats and epidemics, including the health concerns relating to the COVID-19 pandemic. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Although the federal government had previously declared COVID-19 a national emergency, that declaration expired on May 11, 2023 at which time the favorable payment provisions available to healthcare providers during the declared national emergency ended.

Although COVID-19 has not had a material adverse impact on our results of operations through December 31, 2023, we believe that the potentially adverse impact that the pandemic may have on the future operations and financial results of our tenants, and in turn ours, will depend upon many factors, most of which are beyond our, or our tenants’, ability to control or predict. Since the future volumes and severity of COVID-19 patients remain highly uncertain and subject to change, including potential increases in future COVID-19 patient volumes caused by new variants of the virus, as well as related pressures on staffing and wage rates, we are not able to fully quantify the impact that these factors will have on our future financial results. Many of the federal and state legislative and regulatory measures allowing for flexibility in delivery of care and various financial supports for healthcare providers were available only for the duration of the public health emergency (“PHE”). Most states have ended their state-level emergency declarations. The end of the PHE status will result in the conclusion of those policies over various designated timeframes. We cannot predict whether the loss of any such favorable conditions available to providers during the declared PHE will ultimately have a negative financial impact on us

Pursuant to the lease on McAllen Medical Center, which is leased to wholly-owned subsidiary of UHS, we earn bonus rental revenue which is computed based upon a computation that compares the hospital’s current quarter revenue to the corresponding quarter in the base year. We could therefore experience significant decline in future bonus rental revenue earned on this property should the hospital experience a significant decline in patient volumes and revenues.

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

There is a high degree of uncertainty regarding the implementation and impact of the Coronavirus Aid, Relief, and Economic Security Act, the Paycheck Protection Program and Health Care Enhancement Act and the American Rescue Plan Act of 2021, which could impact the total amount and types of assistance and benefits our tenants will receive.

The federal Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) created a $175 billion “Public Health and Social Services Emergency Fund” to reimburse eligible health care providers for “health care related expenses or lost revenues that are attributable to coronavirus” (the “PHSSEF”). The retention of funds from the PHSSEF is conditioned on eligibility and the acceptance of terms and conditions, and other guidelines or requirements that may change from time to time, including with respect to recordkeeping and repayment requirements. Our tenants received payments from the targeted distributions of the PHSSEF. The CARES Act also makes other forms of financial assistance available to healthcare providers, including through Medicare and Medicaid payment adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which made available accelerated payments of Medicare funds in order to increase cash flow to providers. Our tenants received accelerated payments under this program during 2020, and returned early all of those funds during the first quarter of 2021. Our tenants, and other providers, must report healthcare related expenses attributable to COVID-19 that have not been reimbursed by another source, which may include general and administrative or healthcare related operating expenses. Funds may also be applied to lost revenues, represented as a negative change in year-over-year net patient care operating income.

The U.S. Department of Health and Human Services (“HHS”) is actively auditing recipients of PHSSEF funds to ensure compliance with the terms and conditions thereof. Failure to comply with such terms and conditions could result in recoupment, False Claims Act liability, or other penalty to our tenants.

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

There is a trend among private payers toward value-based purchasing of healthcare services, as well. Many large commercial payers require hospitals to report quality data, and several of these payers will not reimburse hospitals for certain preventable adverse events. We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. We are unable at this time to predict how this trend will affect the results of operations of the operators of our hospitals, but it could negatively impact their revenues if they are unable to meet or maintain high quality standards established by both governmental and private payers.

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

UHS and its subsidiaries are subject to pending legal actions, governmental investigations and regulatory actions. Since UHS comprised approximately 41%, 40% and 37% of our consolidated revenues for the years ended December 31, 2023, 2022 and 2021, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-K and 10-Q, as publicly filed with the Securities and Exchange Commission. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

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

For the year ended December 31, 2023, lease payments from UHS comprised approximately 41% of our consolidated revenues. In addition, as of December 31, 2023, subsidiaries of UHS leased six hospital facilities owned by us with current lease terms expiring at various times from 2026 to 2040. We cannot assure you that UHS will continue to satisfy its obligations to us or renew existing leases upon their scheduled maturity. In addition, if subsidiaries of UHS exercise their options to purchase any of the six hospitals or two FEDs leased from us, our future revenues could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to the leases on the facilities. The failure or inability of UHS to satisfy its obligations to us, or should UHS elect not to renew the leases on the six hospitals or two FEDs, our revenues and net income could be materially reduced, which could in turn reduce the amount of dividends we pay and cause our stock price to decline. Please see Note 4 to the consolidated financial statements – Lease Accounting, for additional information.

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

For the year ended December 31, 2023, 8% of our consolidated and unconsolidated revenues were generated by four jointly-owned LLCs/LPs in which we hold non-controlling equity ownership interests ranging from 33% to 95%. Our level of investment and lack of control exposes us to potential losses of our investments and revenues. Although our ownership arrangements have been beneficial to us in the past, we cannot guarantee that they will continue to be beneficial in the future.

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

In general, dividends (qualified) paid by a U.S. corporation to individual U.S. shareholders are subject to Federal income tax at a maximum rate of 20% for 2023 (subject to certain additional taxes for certain taxpayers). In contrast, since we are a REIT, our distributions to individual U.S. shareholders are not eligible for the reduced rates which apply to distributions from regular corporations, and thus may be subject to Federal income tax at a rate as high as 37% for 2023 (subject to certain additional taxes for certain taxpayers). The differing treatment of dividends received from REITs and other corporations might cause individual investors to view an investment in REITs as less attractive relative to other corporations, which might negatively affect the value of our shares.

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

We, UHS and our third-party property managers rely extensively on our information technology (“IT”) systems to manage clinical and financial data, communicate with our patients, payers, vendors and other third parties and summarize and analyze operating results. In addition, UHS has made significant investments in technology to adopt and utilize electronic health records and to become a meaningful user of health information technology pursuant to the American Recovery and Reinvestment Act of 2009. Our IT systems, and the networks and information systems of third parties that we rely on, are subject to damage or interruption from power outages, facility damage, computer and telecommunications failures, computer viruses, security breaches including credit card or personally identifiable information breaches, vandalism, theft, natural disasters, catastrophic events, human error and potential cyber threats, including malicious codes, worms, phishing attacks, denial of service attacks, ransomware and other sophisticated cyber-attacks, and our disaster recovery planning cannot account for all eventualities. Our systems, in turn, interface with and rely on third-party systems that we do not control. Third parties to whom we outsource certain of our functions, or with whom our systems interface and who may, in some instances, store our sensitive and confidential data, are also subject to the risks outlined above and may not have or use controls effective to protect such information. An attack, breach or other system disruption affecting any of these third parties could similarly harm our business.

As cyber criminals continue to become more sophisticated through evolution of their tactics, techniques and procedures, we have taken, and will continue to take, additional preventive measures to strengthen the cyber defenses of our networks and data. However, if any of our, our tenants’, or our or their respective third-party service providers’ systems are damaged, fail to function properly or otherwise become unavailable, we or our tenants may incur substantial costs to repair or replace them. We, our tenants or their third-party service providers may experience loss or corruption of critical data such as protected health information or other data subject to privacy laws and proprietary business information. Interruptions or disruptions and delays in our or their ability to perform critical functions could materially and adversely affect our or their businesses and results of operations and could result in significant penalties or fines, litigation, loss of customers, significant damage to reputations and businesses, and other losses. In addition, our and our tenants' future results of operations, as well as our reputations, could be adversely impacted by theft, destruction, loss, or misappropriation of public health information, other confidential data or proprietary business information.

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

Risks Related to the Market Conditions and Liquidity

Continuing inflationary pressures and a worsening of the economic and employment conditions in the United States could materially affect our business and future results of operations of the operators of our facilities which could, in turn, materially reduce our revenues and net income.

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

Our future results of operations could also be unfavorably impacted by deterioration in general economic conditions which could result in increases in the number of people unemployed and/or uninsured. Our operators’ patient volumes, revenues and financial results depend significantly on the universe of patients with health insurance, which to a large extent is dependent on the employment status of individuals in certain markets. A worsening of economic conditions, including inflation and rising interest rates, may result in a higher unemployment rate which will likely increase the number of individuals without health insurance. As a result, the operators of our facilities may experience a decrease in patient volumes. Should that occur, it may result in decreased occupancy rates at our medical office buildings as well as a reduction in the revenues earned by the operators of our hospital facilities which would unfavorably impact our future bonus rental revenue (on the UHS hospital facility) and may potentially have a negative impact on the future lease renewal terms and the underlying value of the hospital properties.

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

We continue to see rising costs in construction materials and labor. Such increased costs could have an adverse effect on the cash flow return on investment relating to our capital projects.

The cost of construction materials and labor has significantly increased. As we continue to invest in new facilities, including the construction of new medical office buildings, we spend large amounts of money generated from our operating cash flow or borrowed funds. Although we evaluate the financial feasibility of such projects by determining whether the projected cash flow return on investment exceeds our cost of capital, such returns may not be achieved if the cost of construction continues to rise significantly.

The discontinuation of LIBOR and the transition from LIBOR to an alternative reference rate may adversely impact us or our borrowing costs.

In 2017, the U.K. Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to phase out LIBOR and stop compelling banks to submit rates for its calculation. In 2021, the FCA further announced that effective January 1, 2022, the one week and two-month USD LIBOR tenors are no longer being published. Additionally, effective July 1, 2023 all other USD LIBOR tenors are no longer published.

The Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. As a result, on May 15, 2023, we amended our Amended and Restated Credit Agreement, dated as of July 2, 2021, among the Trust, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent and Fifth Third Bank, N.A., JPMorgan Chase Bank, N.A. and Truist Bank as Co-Documentation Agents, and Wells Fargo Securities, LLC and BOFA Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners (as so amended, the “Credit Agreement”) to provide for a transition from a LIBOR-based rate to the Adjusted Term SOFR as an alternative benchmark rate for purposes under the Credit Agreement. We are not able to predict the full effect that the discontinuance of LIBOR, or the establishment of alternative reference rates such as SOFR, will have on us or our borrowing costs. SOFR is a relatively new reference rate and its composition and characteristics are not the same as LIBOR. Given the limited history of this rate and potential volatility as compared to other benchmark or market rates, the future performance of this rate cannot be predicted based on historical performance. Using SOFR as the alternative benchmark rate may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available.

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

Our common stock, like other dividend stocks, is sensitive to changes in market interest rates. In response to changing interest rates the price of our common stock may behave like a long-term fixed-income security and, compared to shorter-term instruments, may have more volatility. A wide variety of market factors can cause interest rates to rise, including central bank monetary policy, an uptick in inflation and changes in general economic conditions. The risks associated with increasing rates can have unpredictable effects on the markets and on the price of our common stock. Consequential effects of a general rise in interest rates may hamper our access to capital markets, affect the liquidity of our underlying investments in real estate, and, by extension, limit management’s effective range of responses to changing tenant circumstances or in answer to investment opportunities. Limited operational alternatives may further hinder our ability to maintain or increase our dividend, and the market price of our common stock may experience further declines as the result. In addition, a further increase in market interest rates may lead holders of shares of our common stock to sell our common stock and seek alternative investments that offer higher yield. Sales of our common stock may cause a decline in the value of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

In connection with the advisory agreement with a wholly-owned subsidiary of UHS, as discussed herein, we utilize certain of UHS' information technology ("IT") applications, consisting primarily of financial data applications. In addition, UHS and our third-party property managers rely extensively on IT systems to, as applicable, manage clinical and financial data, communicate with patients, tenants, payers, vendors and other third parties; and to summarize and analyze operating results. These various IT systems, and the networks and information systems of third parties that we, UHS and our third-party property managers rely on, are subject to damage or interruption from power outages, facility damage, computer and telecommunications failures, computer viruses, security breaches including credit card or personally identifiable information breaches, vandalism, theft, natural disasters, catastrophic events, human error and potential cyber threats, including malicious codes, worms, phishing attacks, denial of service attacks, ransomware and other sophisticated cyber-attacks, and our disaster recovery planning cannot account for all eventualities. These systems, in turn, interface with, and rely on, third-party systems that we do not control. Third parties to whom we outsource certain of our functions, or with whom our systems interface and who may, in some instances, store our sensitive and confidential data, are also subject to the risks outlined above and may not have or use controls effective to protect such information. An attack, breach or other system disruption affecting any of these third parties could similarly harm our business.

Cybersecurity Risk Management and Strategy

As cyber criminals continue to become more sophisticated through evolution of their tactics, techniques and procedures, we, UHS and our third-party property managers have taken, and will continue to take, additional preventive measures to strengthen the cyber defenses of the collective networks and data. Protecting data, which includes information related to clinical and financial data, and communications with patients, tenants, payers, vendors and other third parties is a primary area of focus for us, UHS, and our third-party property managers. Given the critical nature of this information, certain cybersecurity risk management programs were implemented to assess, identify, and manage risks associated with cybersecurity threats as identified in Item 106(a) of Regulation S-K.

UHS has a multi-tier risk management structure that includes regular reviews of laws, policies, vulnerabilities, and resource levels to address risks facing our organization. Such risks include operational, intellectual property theft, fraud, risks that have potential unfavorable impacts on our employees and/or patients, and violation of data privacy or security laws. To address cybersecurity risks facing UHS, and in turn us, to the degree applicable, UHS has adopted a “continuous risk assessment” process. UHS, through a third party, conducts a bi-annual National Institute of Technology-Cyber Security Framework assessment to determine the maturity of its program and related controls. The results of that assessment are shared with management of UHS, which drives prioritization and investment in resources to address those risks. Likewise, annual penetration tests occur to review the efficacy of technical controls, results which are reviewed by management of UHS and resolved in a timely manner. Other factors that feed into UHS' risk management practices are also operational events and incidents, which can lead to controls being reviewed and enhanced.

UHS also has a mature incident response process in place in the event a cybersecurity incident occurs. This process defines roles, responsibilities and action plans designed to contain, eradicate, and restore systems in the event of a major disruption. Regularly, UHS conducts tabletop exercises to simulate responses to an incident and implement any insight gained from those exercises to improve recovery practices. As part of these processes, UHS regularly engages with assessors, consultants, auditors, and other third parties to review UHS’ cybersecurity program to help identify areas for continued focus, improvement, and compliance.

For our the third-party property managers that manage a significant portion of our properties, we conduct periodic reviews of the policies and procedures they have established to detect, contain, eradicate, and restore systems in the event of a major disruption.

Based on the information available as of the date of this Form 10-K, during our fiscal year 2023 and through the date of this filing, we did not identify any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For more information on risks to us from cybersecurity threats, see “Risks Related to Business Operations - A cyber security incident could cause a violation of HIPAA, breach of member privacy, or other negative impacts.” under “Item 1A. Risk Factors.”

Governance of Cybersecurity

The Audit Committee of our Board of Trustees is responsible for the oversight of risks from cybersecurity threats. Members of the Audit Committee receive updates, as warranted, regarding matters of cybersecurity, including review of significant issues encountered by us, UHS or our third-party managers.

UHS' cybersecurity risk management and strategy processes are overseen by leaders from their Information Security, Compliance, Legal and Internal Auditing teams. Such individuals have an average of over 20 years of prior work experience in various roles involving information technology, including security, auditing, compliance, systems and programming. These individuals monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan.

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

								Lease Term
		Number							End of		% of RSF
		of							initial		under
		available	Average Occupancy(1)					Minimum	or	Renewal	lease with	Range of
	Type of	beds @						lease	renewed	term	guaranteed	guaranteed
Hospital Facility Name and Location	facility	12/31/2023	2023	2022	2021	2020	2019	revenue (6)	term	(years)	escalators	escalation
Aiken Regional Medical Center / Aurora Pavilion (2)(5)(7) Aiken, South Carolina	Acute Care / Behavioral Health	273	60%	55%	N/A	N/A	N/A	4,072,000	2033	35	100%	2.25%
McAllen Medical Center(3)(5)(7) McAllen, Texas	Acute Care	370	56%	49%	51%	50%	50%	5,485,000	2026	5	0%	—
Wellington Regional Medical Center(4)(5)(7) West Palm Beach, Florida	Acute Care	155	73%	73%	75%	62%	62%	6,643,000	2026	5	100%	2.50%
Canyon Creek Behavioral Health(2)(5)(7) Temple, Texas	Behavioral Health Care	102	52%	45%	N/A	N/A	N/A	1,841,000	2033	35	100%	2.25%
Clive Behavioral Health(5)(7)(9) Clive, Iowa	Behavioral Health Care	100	48%	36%	16%	N/A	N/A	3,348,000	2040	50	100%	2.75%

Specialty Facility Name and Location
Evansville Facility(8) Evansville, Indiana	Specialty	0	—	—	—	—	—	—	—	—	0%	—

							Lease Term
								End of		% of RSF
								initial		under
	Type	Average Occupancy(1)					Minimum	or	Renewal	lease with	Range of
	of						lease	renewed	term	guaranteed	guaranteed
Facility Name and Location	facility	2023	2022	2021	2020	2019	revenue(6)	term	(years)	escalators	escalation
Spring Valley MOB I (5) Las Vegas, Nevada	MOB	88%	83%	86%	94%	85%	$1,170,000	2024-2029	Various	100%	2%-3%
Spring Valley MOB II (5) Las Vegas, Nevada	MOB	90%	95%	95%	71%	63%	1,189,000	2024-2033	Various	100%	2%-3%
Summerlin Hospital MOB I (5) Las Vegas, Nevada	MOB	79%	78%	79%	83%	78%	1,662,000	2024-2033	Various	100%	2%-5%
Summerlin Hospital MOB II (5) Las Vegas, Nevada	MOB	88%	74%	73%	77%	80%	2,038,000	2024-2030	Various	100%	2%-3%
Summerlin Hospital MOB III (5) Las Vegas, Nevada	MOB	89%	86%	88%	84%	86%	1,919,000	2024-2034	Various	100%	2%-3%
Rosenberg Children’s Medical Plaza Phoenix, Arizona	MOB	100%	100%	100%	100%	100%	2,486,000	2026-2033	Various	100%	2%-3%
Centennial Hills MOB (5) Las Vegas, Nevada	MOB	79%	79%	79%	81%	77%	1,924,000	2024-2035	Various	100%	2%-4%
PeaceHealth Medical Clinic Bellingham, Washington	MOB	100%	100%	100%	100%	100%	2,937,000	2029	10	100%	3%
Lake Pointe Medical Arts Building Rowlett, Texas	MOB	88%	82%	84%	96%	96%	1,216,000	2025-2034	Various	100%	3%
Chandler Corporate Center III Chandler, Arizona	MOB	92%	92%	92%	92%	92%	1,426,000	2027	Various	100%	2%
Frederick Crestwood MOB Frederick, Maryland	MOB	100%	100%	100%	100%	100%	1,696,000	2026-2030	Various	100%	2%-3%
Henderson Union Village MOB (5) Henderson, Nevada	MOB	72%	68%	61%	52%	38%	1,638,000	2024-2033	Various	100%	2%-3%
Midcoast Hospital MOB Brunswick, Maine	MOB	100%	100%	100%	100%	100%	1,485,000	2026	Various	100%	2%
Texoma Medical Plaza (5) Denison, Texas	MOB	91%	93%	96%	100%	100%	2,093,000	2024-2030	Various	92%	3%
Forney Medical Plaza Forney, Texas	MOB	90%	86%	82%	81%	81%	1,051,000	2024-2033	Various	100%	3%
Northwest Texas Prof. Office Tower Amarillo, Texas	MOB	100%	100%	100%	100%	100%	1,243,000	2025	Various	100%	3%-5%
Desert Valley Medical Center Phoenix, Arizona	MOB	89%	94%	98%	100%	98%	1,243,000	2024-2033	Various	100%	2%-3%
Gold Shadow - 700 Shadow (5) Las Vegas, Nevada	MOB	72%	67%	53%	61%	75%	900,000	2024-2027	Various	100%	2%-3%
Gold Shadow - 2010 & 2020 Goldring MOB's (5) Las Vegas, Nevada	MOB	96%	91%	85%	81%	80%	1,818,000	2024-2032	Various	86%	2%-5%
Madison Professional Office Building Madison, Alabama	MOB	87%	90%	100%	100%	100%	719,000	2024-2028	Various	100%	3%
Sierra Medical Plaza I Reno, Nevada	MOB	44%	—	—	—	—	1,987,000	2033-2039	Various	100%	3%
St. Matthews Medical Plaza II Louisville, Kentucky	MOB	100%	100%	100%	100%	100%	2,841,000	2025-2032	Various	75%	3%

N/A – Not applicable.

(1)
Average occupancy rate for the hospital facilities is based on the average number of available beds occupied during each of the five years ended December 31, 2023. Average available beds is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction and anticipation of future needs. The average occupancy rate of a hospital is affected by a number of factors, including the number of physicians using the hospital, changes in the number of beds, the composition and size of the population of the community in which the hospital is located, general and local economic conditions, variations in local medical and surgical practices and the degree of outpatient use of the hospital services. Average occupancy rate for the multi-tenant medical office buildings is based on the occupied square footage of each building, including any applicable master leases.
(2)
Please see above in Item 1-Relationship with Universal Health Services, Inc., for additional disclosure regarding the asset purchase and sale agreement, as amended, with UHS and certain of its affiliates. On December 31, 2021, a wholly-owned subsidiary of UHS purchased the real estate assets of Inland Valley from us at its fair market value. Additionally, two wholly-owned subsidiaries of UHS transferred the real estate assets of two properties to us at their fair market values. The transferred properties are Aiken Regional Medical Center, (“Aiken”) which includes an acute care hospital and a behavioral health pavilion, and Canyon Creek Behavioral Health (“Canyon Creek”). The occupancy details for Aiken and Canyon Creek from 2019 through 2021 are not relevant since we acquired them on December 31, 2021.
(3)
During the first quarter of 2001, UHS purchased the assets and operations of the 60-bed McAllen Heart Hospital located in McAllen, Texas. Upon acquisition by UHS, the Heart Hospital began operating under the same license as McAllen Medical Center (which has 370 available beds as of December 31, 2023). The net revenues of the combined operations included revenues generated by the Heart Hospital, the real property of which is not owned by us. Accordingly, the McAllen Medical Center lease was amended during 2001 to exclude from the bonus rent calculation, the estimated net revenues generated at the Heart Hospital (as calculated pursuant to a percentage-based allocation determined at the time of the merger). During 2000, UHS purchased the South Texas Behavioral Health Center, a behavioral health care facility located in McAllen, Texas. In 2006, a newly constructed, 134-bed replacement facility for the South Texas Behavioral Health Center was completed and opened. We do not own the real property of South Texas Behavioral Health Center. Upon UHS’s acquisition of the South Texas Behavioral Health Center in 2000, the facility’s license was merged into the operating license of McAllen Medical Center/McAllen Heart Hospital. There was no amendment to the McAllen Medical Center lease related to the operations of the South Texas Behavioral Health Center and its net revenues are distinct and excluded from the bonus rent calculation. In 2007, the operations of each of the above-mentioned facilities, as well as the operations of Edinburg Regional Medical Center/Children’s Hospital, a 251-bed facility located in Edinburg, Texas, were merged into one license operating as the South Texas Health System (“STHS”). The real property of Edinburg Regional Medical Center/Children’s Hospital is not owned by us and its net revenues are distinct and excluded from the bonus rent calculation. In 2015, the newly constructed South Texas ER at Weslaco and South Texas ER at Mission (Free-standing Emergency Departments (“FEDs”)) were completed and opened. These facilities also operate under the STHS license. The real property of these two FEDs was purchased by us and leased back to STHS. As of December 31, 2023, UHS owns and operates several other FEDs that operate under the STHS license, the real property of which is not owned by us. The average occupancy rates reflected above are based upon the combined occupancy and combined number of beds at McAllen Medical Center and McAllen Heart Hospital. No assurance can be given as to the effect, if any, the consolidation of the facilities into one operating license, as mentioned above, had on the underlying value of McAllen Medical Center. Base rental commitments and the guarantee by UHS under the original lease continue for the remainder of the lease terms.
(4)
In 2014, an 80-bed expansion was added to Wellington Regional Medical Center increasing the hospital’s total available beds from 153 to 233. Pursuant to terms of the Wellington Regional Medical Center lease in effect during 2021, we were entitled to bonus rental on the net revenues generated from the 80-bed expansion. However, since we did not acquire the property associated with the additional 80-beds, the hospital’s base rental remained unchanged and the additional beds are not included in the number of available beds reflected above. Upon the December 31, 2021 expiration of the lease, Wellington Regional Medical Center exercised its fair market value renewal option and renewed the lease for a 5-year term. The annual fair market value lease rate was $6.3 million on January 1, 2022 and the rent has/will increase by 2.5% on a cumulative compounded basis each January 1st through 2026. There is no bonus rental component applicable to the renewed fair market value lease.
(5)
The real estate assets of this facility are or were owned by us (either directly or through an LLC in which we hold 100% of the ownership interest) and include tenants who are subsidiaries of UHS or jointly owned by a subsidiary of UHS.
(6)
Minimum lease payment amounts contain impact of straight-line rent adjustments, if applicable.
(7)
See above in Item 1-Relationship with Universal Health Services, Inc. regarding, among other things, UHS’ purchase option as discussed herein. We believe the respective fair values for each of these hospitals equals or exceeds the respective net book values or net financing receivables as of December 31, 2023 amounting to: $13.5 million for McAllen Medical Center, $8.8 million for Wellington Regional Medical Center, $31.0 million for Clive Behavioral Health, $57.4 million for Aiken Regional Medical Center (in terms of financing receivable), and; $25.9 for Canyon Creek Behavioral Health (in terms of financing receivable).
(8)
The lease on this facility expired in 2019 and the property remains vacant. We are marketing the property.
(9)
This UHS-related hospital was completed and opened in December of 2020. The lease on this facility, which was executed with a joint venture between UHS and an unrelated party, is triple net and has an initial term of 20 years with five, 10-year renewal options.

Leasing Trends at Our Significant Medical Office Buildings

During 2023, we had a total of 73 new or renewed leases related to the medical office buildings indicated above, in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 22% of the aggregate rentable square feet of these properties (19% related to renewed leases and 3% related to new leases). Rental rates, tenant improvement costs and rental concessions vary from property to property based upon factors such as, but not limited to, the current occupancy and age of our buildings, local overall economic conditions, proximity to hospital campuses and the vacancy rates, rental rates and capacity of our competitors in the market. In connection with lease renewals executed during 2023, the weighted-average rental rates, as compared to rental rates on the expired leases, increased by approximately 4% during 2023. The weighted-average tenant improvement costs associated with these new or renewed leases was approximately $7 per square foot during 2023. The weighted-average leasing commissions on the new and renewed leases commencing during 2023 was approximately 3% of base rental revenue over the term of the leases. The average aggregate value of the tenant concessions, generally consisting of rent abatements, provided in connection with new and renewed leases commencing during 2023 was approximately 0.3% of the future aggregate base rental revenue over the lease terms. Rent abatements were, or will be, recognized in our results of operations under the straight-line method over the lease term regardless of when payments are due.

Set forth below is information detailing the rentable square feet (“RSF”) associated with each of our properties as of December 31, 2023 and the percentage of RSF on which leases expire during the next five years and thereafter. For the MOBs that have scheduled lease expirations during 2024 of 10% or greater (of RSF), if any, we have included information regarding estimated market rates relative to lease rates on the expiring leases.

			Percentage of RSF with lease expirations
	Total RSF	Available for Lease Jan. 1, 2024	2024	2025	2026	2027	2028	2029 and Later
Hospital Investments:
McAllen Medical Center	422,276	0%	0%	0%	100%	0%	0%	0%
Aiken Regional Medical Center/Aurora Pavilion Behavioral Health Services	346,000	0%	0%	0%	0%	0%	0%	100%
Wellington Regional Medical Center	196,489	0%	0%	0%	100%	0%	0%	0%
Clive Behavioral Health	82,138	0%	0%	0%	0%	0%	0%	100%
Canyon Creek Behavioral Health	67,700	0%	0%	0%	0%	0%	0%	100%
Sub-total Hospitals	1,114,603	0%	0%	0%	56%	0%	0%	44%

Specialty Facilities:
Evansville Facility	77,440	100%	0%	0%	0%	0%	0%	0%
Sub-total Specialty Facilities	77,440	100%	0%	0%	0%	0%	0%	0%

Medical Office Buildings:
Goldshadow - 2010 - 2020 Goldring MOB's (a.)	74,868	4%	24%	12%	9%	7%	0%	44%
Goldshadow - 700 Shadow Lane MOB (a.)	42,060	28%	23%	11%	18%	20%	0%	0%
Texoma Medical Plaza (a.)	115,284	10%	14%	5%	3%	8%	9%	51%
St. Matthews Medical Plaza II	103,011	0%	0%	46%	9%	1%	6%	38%
Desert Springs Medical Plaza (c.)	103,000	43%	41%	0%	7%	7%	2%	0%
Peace Health Medical Clinic	98,886	0%	0%	0%	0%	0%	0%	100%
Centennial Hills Medical Office Building (a.)	96,573	20%	11%	6%	15%	20%	2%	26%
Summerlin Hospital Medical Office Building II (a.)	92,313	11%	18%	11%	16%	10%	7%	27%
Summerlin Hospital Medical Office Building I (a.)	89,636	20%	24%	23%	19%	3%	4%	7%
Sierra Medical Plaza I	85,902	32%	0%	0%	0%	0%	0%	68%
Chandler Corporate Center III	81,770	0%	0%	0%	0%	100%	0%	0%
3811 E. Bell (b.)	80,200	39%	23%	6%	3%	21%	4%	4%
Henderson Union Village MOB	79,599	27%	3%	0%	4%	34%	3%	29%
McAllen Doctor's Center	79,497	0%	0%	0%	0%	0%	0%	100%
Summerlin Hospital Medical Office Building III (a.)	77,713	9%	18%	0%	0%	34%	18%	21%
Texoma Medical Plaza II	74,921	39%	0%	0%	0%	0%	0%	61%
Mid Coast Hospital MOB	74,629	0%	0%	0%	100%	0%	0%	0%
North West Texas Professional Office Tower	72,351	0%	0%	100%	0%	0%	0%	0%
Rosenberg Children's Medical Plaza	66,231	0%	0%	0%	6%	0%	24%	70%
Frederick Crestwood MOB	62,297	0%	0%	0%	42%	0%	0%	58%
Palmdale Medical Plaza	59,405	39%	9%	5%	8%	10%	9%	20%
Sierra San Antonio Medical Plaza (a.)	59,160	20%	11%	5%	6%	2%	0%	56%
Spring Valley Medical Office Building (a.)	57,828	12%	28%	27%	11%	6%	3%	13%
Spring Valley Medical Office Building II (a.)	57,364	5%	17%	20%	0%	22%	0%	36%
Southern Crescent Center II	53,680	46%	0%	43%	0%	0%	0%	11%
Desert Valley Medical Center (b.)	53,625	14%	25%	27%	0%	5%	13%	16%
Tuscan Professional Building (c.)	53,231	54%	13%	2%	0%	15%	0%	16%
Lake Pointe Medical Arts Building	50,974	16%	0%	30%	18%	7%	0%	29%
Forney Medical Plaza	50,947	10%	5%	5%	21%	5%	24%	30%
Vista Medical Terrace	50,921	62%	4%	4%	0%	14%	9%	7%
2704 N. Tenaya Way	44,894	0%	0%	0%	0%	0%	0%	100%
2700 Fire Mesa	44,424	0%	0%	0%	0%	100%	0%	0%
Southern Crescent Center I	41,897	49%	0%	30%	16%	0%	5%	0%
BRB Medical Office Building	40,733	31%	4%	3%	35%	0%	0%	27%
Cypresswood Professional Center - 8101	10,200	41%	0%	0%	0%	0%	0%	59%
Cypresswood Professional Center - 8111	29,882	41%	10%	6%	43%	0%	0%	0%
Danbury Medical Plaza	36,141	45%	1%	0%	54%	0%	0%	0%
The Sparks Medical Building	35,127	0%	0%	21%	13%	36%	11%	19%
Phoenix Children’s East Valley Care Center	30,960	0%	0%	0%	0%	0%	0%	100%
Forney Medical Plaza II	30,507	18%	0%	9%	17%	25%	31%	0%
Madison Station MOB	30,096	7%	8%	34%	0%	25%	26%	0%
Apache Junction Medical Plaza (a.)	26,901	43%	0%	22%	35%	0%	0%	0%
Santa Fe Professional Plaza	24,832	7%	4%	24%	20%	14%	31%	0%
Professional Bldg at King's Crossing - Bldg A	11,528	100%	0%	0%	0%	0%	0%	0%

			Percentage of RSF with lease expirations
	Total RSF	Available for Lease Jan. 1, 2024	2024	2025	2026	2027	2028	2029 and Later
Professional Bldg at King's Crossing - Bldg B (a.)	12,790	11%	33%	18%	0%	0%	38%	0%
140 Thomas Johnson Drive	20,465	0%	0%	0%	0%	0%	15%	85%
Emory at Dunwoody Building	20,366	0%	0%	100%	0%	0%	0%	0%
Piedmont - Roswell Physicians Center	19,927	0%	0%	0%	0%	0%	0%	100%
Bellin Health Family Medical Center	18,600	0%	0%	0%	100%	0%	0%	0%
Beaumont Heart & Vascular	17,621	0%	0%	0%	100%	0%	0%	0%
Piedmont - Vinings Physicians Center	16,790	0%	0%	0%	0%	0%	0%	100%
Ward Eagle Office Village	16,282	0%	0%	7%	0%	0%	93%	0%
Haas Medical Office Park	15,850	0%	0%	100%	0%	0%	0%	0%
Health Center at Hamburg	15,400	0%	0%	100%	0%	0%	0%	0%
Northwest Medical Center at Sugar Creek	13,696	0%	0%	0%	0%	0%	38%	62%
Family Doctor's MOB	12,050	0%	0%	0%	100%	0%	0%	0%
Beaumont Sleep Center	11,556	0%	0%	0%	0%	100%	0%	0%
701 South Tonopah Building	10,747	0%	0%	100%	0%	0%	0%	0%
Sand Point MOB	9,128	0%	0%	0%	0%	0%	0%	100%
5004 Pool Road MOB	4,400	0%	0%	0%	0%	100%	0%	0%

Preschool and Childcare Centers:
Chesterbrook Academy - New Britain	8,402	0%	0%	0%	0%	0%	0%	100%
Chesterbrook Academy - Audubon	8,300	0%	0%	100%	0%	0%	0%	0%
Chesterbrook Academy - Newtown	8,163	0%	0%	0%	0%	0%	0%	100%
Chesterbrook Academy - Uwchlan	8,163	0%	0%	100%	0%	0%	0%	0%

Ambulatory Care Centers:
Hanover Emergency Center	22,000	0%	0%	0%	0%	0%	0%	100%
South Texas ER at Mission	13,578	0%	0%	100%	0%	0%	0%	0%
South Texas ER at Weslaco	13,578	0%	0%	100%	0%	0%	0%	0%
Las Palmas Del Sol Emergency Center-West	9,395	0%	0%	0%	100%	0%	0%	0%
Sub-total Other Investments	2,963,245	16%	8%	15%	12%	12%	5%	32%
Total	4,155,288	13%	6%	10%	24%	8%	4%	35%

(a)
The estimated market rates related to the 2024 expiring RSF are greater than the lease rates on the expiring leases by approximately 0% to 4%.
(b)
The estimated market rates related to the 2024 expiring RSF are greater than the lease rates on the expiring leases by approximately 5% to 10%.
(c)
The estimated market rates related to the 2024 expiring RSF are less than the lease rates on the expiring leases by approximately 1% to 5%.

On a combined basis, based upon the aggregate revenues and square footage for the occupied hospital facilities owned as of December 31, 2023 and 2022, the average effective annual rental per square foot was $21.43 and $21.31, respectively. On a combined basis, based upon the aggregate consolidated and unconsolidated revenues and the estimated average occupied square footage for our MOBs, FEDs and childcare centers owned as of December 31, 2023 and 2022, the average effective annual rental per square foot was $32.59 and $31.46, respectively. On a combined basis, based upon the aggregate consolidated and unconsolidated revenues and estimated average occupied square footage for all of our occupied properties owned as of December 31, 2023 and 2022, the average effective annual rental per square foot was $29.21 and $28.25, respectively. The estimated average occupied square footage for 2023 was calculated by averaging the unavailable rentable square footage on January 1, 2023 and January 1, 2024. The estimated average occupied square footage for 2022 was calculated by averaging the unavailable rentable square footage on January 1, 2022 and January 1, 2023.

During 2023, none of the properties generated revenues that were equal to or greater than 10% of our consolidated revenues. Additionally, none of the properties had net book values greater than 10% of our consolidated assets as of December 31, 2023. None of our unconsolidated LLCs had revenues (including 100% of the revenues generated at the properties owned by our unconsolidated LLCs) greater than 10% of the combined consolidated and unconsolidated revenues during 2023. None of the properties had book values (including 100% of the book values of the properties owned by our unconsolidated LLCs) greater than 10% of the consolidated and unconsolidated assets.

The following table sets forth lease expirations for each of the next ten years for our properties as of December 31, 2023.

	Expiring Square Feet	Number of Tenants	Annual Rentals of Expiring Leases(1)	Percentage of Annual Rentals(2)
Hospital properties
2024	0		$-	0%
2025	0		-	0%
2026	618,765	2	15,082,007	14%
2027	0		-	0%
2028	0		-	0%
2029	0		-	0%
2030	0		-	0%
2031	0		-	0%
2032	0		-	0%
2033	413,700	2	5,458,061	5%
Thereafter	82,138	1	3,347,556	3%
Subtotal-hospital facilities	1,114,603	5	$23,887,624	23%
Other consolidated properties
2024	244,631	70	$8,590,503	8%
2025	379,740	76	11,524,334	11%
2026	270,989	57	9,424,553	9%
2027	344,084	46	11,241,425	11%
2028	140,200	34	5,020,375	5%
2029	245,627	20	8,060,564	8%
2030	206,614	23	6,885,577	7%
2031	18,894	3	676,536	1%
2032	74,330	5	2,617,042	2%
2033	134,908	14	4,599,157	4%
Thereafter	171,922	10	3,703,195	4%
Subtotal-other consolidated properties	2,231,939	358	$72,343,261	69%
Other unconsolidated properties (MOBs)
2024	0		$-	0%
2025	50,464	6	1,704,029	1%
2026	89,372	12	3,107,454	3%
2027	8,525	2	373,318	0%
2028	14,941	3	602,677	1%
2029	18,318	1	606,019	1%
2030	5,840	1	196,625	0%
2031	41,890	3	1,409,039	1%
2032	18,670	1	617,664	1%
2033	0	0	-	0%
Thereafter	0	0	-	0%
Subtotal-other unconsolidated properties	248,020	29	$8,616,825	8%
Total all properties at December 31, 2023	3,594,562	392	$104,847,710	100%

(1)
The annual rentals of expiring leases reflected above were calculated based upon each property’s 2023 average rental rate per occupied square foot applied to each property’s scheduled lease expirations (on a square foot basis). These amounts include the data related to the unconsolidated LLCs/LPs in which we hold various non-controlling ownership interests at December 31, 2023 and also include the bonus rentals earned on the UHS hospital facilities.
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

Holders

As of January 31, 2024, there were approximately 242 shareholders of record of our shares of beneficial interest.

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

Equity Compensation

Refer to Item 12-Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this report for information regarding securities authorized for issuance under our equity compensation plan.

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

The total cumulative return on investment (change in the year-end stock price plus reinvested dividends) for each of the periods for us, the peer group and the S&P 500 composite is based on the stock price or composite index at the end of fiscal 2018.

Comparison of Cumulative Five Year Total Return
Universal Health Realty Income Trust
S&P 500 Index
Peer Group
$300
$250
$200
$150
$100
$50
$0
2018
2019
2020
2021
2022
2023

	Base	INDEXED RETURNS
	Period	Years Ending
Company Name / Index	Dec 18	Dec 19	Dec 20	Dec 21	Dec 22	Dec 23
Universal Health Realty Income Trust	$100	$196.94	$111.78	$108.04	$91.56	$88.24
S&P 500 Index	$100	$131.49	$155.68	$200.37	$164.08	$207.21
Peer Group	$100	$124.36	$109.22	$132.52	$105.76	$126.26

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to promote an understanding of our operating results and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to the Consolidated Financial Statements, as included in this Annual Report on Form 10-K. The MD&A contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under Item 1A. Risk Factors, and below in Forward-Looking Statements and Risk Factors and as included elsewhere in this Annual Report on Form 10-K. This section generally discusses our results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022. For discussion of our result of operations and changes in our financial condition for the year ended December 31, 2022, as compared to the year ended December 31, 2021, please refer to Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on February 27, 2023.

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities currently including acute care hospitals, behavioral health care hospitals, specialty facilities, free-standing emergency departments, childcare centers and medical/office buildings. As of February 27, 2024, we have seventy-six real estate investments or commitments in twenty-one states consisting of:

•
six hospital facilities consisting of three acute care hospitals and three behavioral health care hospitals;
•
four free-standing emergency departments (“FEDs”);
•
sixty medical/office buildings (“MOBs”), including four owned by unconsolidated limited liability companies (“LLCs”)/limited liability partnerships (“LPs”);
•
four preschool and childcare centers;
•
one specialty facilities that is currently vacant, and;
•
one vacant land investment located in Chicago, Illinois.

Forward Looking Statements and Risk Factors

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that are difficult to predict and many of which are outside of our control. Many factors, including those set forth herein in Item 1A. Risk Factors and other important factors disclosed in this report and from time to time in our other filings with the SEC could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•
The increase in interest rates has significantly increased our interest expense thereby reducing our net income and cash provided by operations as well as unfavorably impacting our ability to access the capital markets on favorable terms. In addition, the increased interest rates on our borrowings and/or the increased costs related to new construction could affect our ability to make additional attractive investments. As such, the effects of increased interest rates on our borrowings may unfavorably impact our future expenses and rental revenue and may potentially have a negative impact on future lease renewal terms, the underlying value of our properties, and our ability to grow our portfolio and the value of our common shares.
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
•
A substantial portion of our revenues are dependent upon one operator, UHS, which comprised approximately 41%, 40% and 37% of our consolidated revenues for the years ended December 31, 2023, 2022 and 2021, respectively. As previously disclosed, on December 31, 2021, a wholly-owned subsidiary of UHS purchased the real estate assets of Inland Valley Campus of Southwest Healthcare System from us and in exchange, transferred the real estate assets of Aiken Regional Medical Center and Canyon Creek Behavioral Health to us. These transactions were approved by the Independent Trustees of our Board, as well as the UHS Board of Directors. The aggregate annual rental rate during 2023 pursuant to the leases, as amended, for the two facilities transferred to us is approximately $5.8 million; there is no bonus rent component applicable to either of these leases. Please see Note 4 to the condensed consolidated financial statements - Lease Accounting, for additional information related to this asset purchase and sale transaction between us and UHS.
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
•
The nationwide shortage of nurses and other clinical staff and support personnel has been a significant operating issues facing our healthcare provider tenants, including UHS. In some areas, the labor scarcity is putting a strain on the resources of our tenants and their staff, which has required them to utilize higher-cost temporary labor and pay premiums above standard compensation for essential workers. The staffing shortage has required certain of our tenants to enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel or required them to hire expensive temporary personnel. Our tenants have also experienced general inflationary cost increases related to medical supplies as well as certain other operating expenses. Many of these factors, which had a material unfavorable impact on the operating results of certain of our tenants during 2022, moderated to a certain degree during 2023;
•
Future operations and financial results of our tenants, and in turn ours, may be materially impacted by numerous factors including potential future developments related to COVID-19. The impact of the COVID-19 pandemic, which began in March, 2020, has at various times had a material effect on the operations and financial results of our tenants. We cannot predict if there will be future disruptions caused by the COVID-19 pandemic. Previous legislation has provided grant funding to hospitals and other healthcare providers to assist them during the COVID-19 pandemic. Although the federal government had previously declared COVID-19 a national emergency, that declaration expired on May 11, 2023. At that time, many of the favorable payment provisions available to our tenants during the declared national emergency ended, as they were only available for the duration of the Public Health Emergency ("PHE"). Most states have ended their state-level emergency declarations. We cannot predict whether the loss of any such favorable conditions available to providers during the declared PHE will ultimately have a negative financial impact on our tenants (and in turn, us).
•
On January 19, 2024, President Biden signed into law H.R. 2872 which provides fiscal year 2024 appropriations to federal agencies for continuing projects and activities funded in four of the 12 annual appropriations bills through March 1, 2024. The remaining eight annual appropriations bills are funded through March 8, 2024. We cannot predict whether or not there will be future legislation averting a federal government shutdown, however, the operating results and results of operations of certain of our tenants, and therefore potentially ours, could be materially unfavorably impacted by a federal government shutdown.
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
•
Lost revenues resulting from the exercise of purchase options, lease expirations and renewals and other transactions (see Note 4 to the condensed consolidated financial statements – Lease Accounting for additional disclosure related to lease expirations and subsequent vacancies that occurred during the second and third quarters of 2019 and the fourth quarter of 2021 on three specialty hospital facilities; one of which was divested in December, 2023, and another on which the demolition was substantially completed during the second quarter of 2023).
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
•
There is a heightened risk of future cybersecurity threats, including ransomware attacks targeting healthcare providers. If successful, future cyberattacks could have a material adverse effect on our business. Any costs that we, or our third-party property managers, incur as a result of a data security incident or breach, including costs to update security protocols to mitigate such an incident or breach could be significant. Any breach or failure in our, our third-party property managers', our tenants’, or our or their respective third-party service providers’ operational security systems, can result in loss of data or an unauthorized disclosure of or access to sensitive or confidential member or protected personal or health information and could result in violations of applicable privacy and other laws, significant penalties or fines, litigation, loss of customers, significant damage to our or their reputation and business, and other liability or losses. We may also incur additional costs related to cybersecurity risk management and remediation. There can be no assurance that we, our third-party property managers, our tenants or our or their service providers, if applicable, will not suffer losses relating to cyber-attacks or other information security breaches in the future or that insurance coverage (if applicable) will be adequate to cover all the costs resulting from such events;
•
The outcome and effects of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, UHS or the other operators of our facilities. UHS and its subsidiaries are subject to legal actions, purported shareholder class actions and shareholder derivative cases, governmental investigations and regulatory actions and the effects of adverse publicity relating to such matters. Since UHS comprised approximately 41% of our consolidated revenues during the year ended December 31, 2023, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-Q and 10-K, as publicly filed with the Securities and Exchange Commission. Those filings are the sole responsibility of UHS and are not incorporated by reference herein.
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
•
An increasing number of legislative initiatives have been passed into law that may result in major changes in the health care delivery system on a national or state level. Legislation has already been enacted that has eliminated the penalty for failing to maintain health coverage that was part of the original Patient Protection and Affordable Care Act (the “ACA”). President Biden has undertaken and is expected to undertake executive actions that will strengthen the ACA and may reverse the policies of the prior administration. To date, the Biden administration has issued executive orders implementing a special enrollment period permitting individuals to enroll in health plans outside of the annual open enrollment period and reexamining policies that may undermine the ACA or the Medicaid program. The American Rescue Plan Act of 2021's expansion of subsidies to purchase coverage through an exchange, which the Inflation Reduction Act of 2022, passed on August 16, 2022, continues through 2025, is anticipated to increase exchange enrollment. It is also anticipated that these policies, to the extent that they remain as implemented, may create additional cost and reimbursement pressures on hospitals, including ours. In addition, while attempts to repeal the entirety of the ACA have not been successful to date, a key provision of the ACA was eliminated as part of the Tax Cuts and Jobs Act and on December 14, 2018, a federal U.S. District Court Judge in Texas ruled the entire ACA is unconstitutional. That ruling was ultimately appealed to the United States Supreme Court, which decided in California v. Texas that the plaintiffs in the matter lacked standing to bring their constitutionality claims. On September 7, 2022, the Patient Protection and Affordable Care Act, as amended by the Health and Education Reconciliation Act (collectively, the “Legislation”) faced its most recent challenge when a Texas Federal District Court judge, in the case of Braidwood Management v. Becerra, ruled that certain Legislation provisions violate the Appointments Clause of the U.S. Constitution and the Religious Freedom Restoration Act. The government has appealed the decision to the U.S. Circuit Court of Appeals for the Fifth Circuit. Any future efforts to challenge, replace or replace the Legislation or expand or substantially amend its provision is unknown.
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

•
Our ownership interest in four LLCs/LPs in which we hold non-controlling equity interests. In addition, pursuant to the operating and/or partnership agreements of the four LLCs/LPs in which we continue to hold non-controlling ownership interests, the third-party member and the Trust, at any time, potentially subject to certain conditions, have the right to make an offer (“Offering Member”) to the other member(s) (“Non-Offering Member”) in which it either agrees to: (i) sell the entire ownership interest of the Offering Member to the Non-Offering Member (“Offer to Sell”) at a price as determined by the Offering Member (“Transfer Price”), or; (ii) purchase the entire ownership interest of the Non-Offering Member (“Offer to Purchase”) at the equivalent proportionate Transfer Price. The Non-Offering Member has 60 to 90 days to either: (i) purchase the entire ownership interest of the Offering Member at the Transfer Price, or; (ii) sell its entire ownership interest to the Offering Member at the equivalent proportionate Transfer Price. The closing of the transfer must occur within 60 to 90 days of the acceptance by the Non-Offering Member. Please see Note 8 to the condensed consolidated financial statements – Summarized Financial Information of Equity Affiliates for additional disclosure related to a fourth quarter, 2021 transaction between us and the minority partner in Grayson Properties, LP.
•
Fluctuations in the value of our common stock, which, among other things could be affected by the current increasing interest rate environment.
•
Our business, results of operations, financial condition, or stock price may be adversely affected if we are not able to achieve our environmental, social and governance (“ESG”) goals or comply with emerging ESG regulations, or otherwise meet the expectations of our stakeholders with respect to ESG matters.
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

We generally estimate the fair value of rental properties utilizing a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs that a market participant would use based on the highest and best use of the asset, which is similar to the income approach that is commonly utilized by appraisers. In certain cases, we may supplement this analysis by obtaining outside broker opinions of value or third-party appraisals.

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

Results of Operations

Year ended December 31, 2023 as compared to the year ended December 31, 2022

For the year ended December 31, 2023, net income was $15.4 million as compared to $21.1 million during 2022. The $5.7 million decrease was primarily attributable to:

•
$6.2 million decrease due to an increase in interest expense due to increases in our average borrowing rate and average outstanding borrowings;
•
$1.25 million decrease related to a settlement and release agreement executed during the fourth quarter of 2022 in connection with the specialty hospital located in Chicago, Illinois;
•
$802,000 decrease resulting from an increase in demolition expenses incurred during 2023 in connection with the property located in Chicago, Illinois (for additional disclosure, please see Note 4 to the consolidated financial statements-Lease Accounting), and;

•
$2.6 million net increase resulting from an aggregate net increase in income generated at various properties, including an increase resulting from a $762,000 reduction in the non-demolition related operating expenses incurred in connection with the property located in Chicago, Illinois, partially offset by decrease resulting from a $232,000 loss on the divestiture of real estate assets recorded during the fourth quarter of 2023 in connection with the sale of a specialty facility located in Corpus Christi, Texas (see Note 3 to the consolidated financial statements-Purchase and Sale Transaction, Acquisitions, Divestitures and New Construction).

Revenues increased by $5.0 million, or 5.5%, during 2023, as compared to 2022. The increase during 2023, as compared to 2022, was due primarily to: (i) the aggregate net increase generated at various properties, including revenues generated at a newly constructed and recently opened MOB located in Reno Nevada, and the newly acquired MOB located in McAllen, Texas, partially offset by; (ii) a $1.25 million decrease related to a settlement and release agreement executed during the fourth quarter of 2022 in connection with the specialty hospital located in Chicago, Illinois.

Our other operating expenses include expenses related to the consolidated medical office buildings as well as the vacant land and vacant specialty facilities (as discussed herein). Other operating expenses incurred in connection with these properties totaled $27.8 million (including $1.1 million of demolition expenses incurred as of December 31, 2023) and $25.0 million (including $332,000 of demolition expenses incurred as of December 31, 2022), respectively. A large portion of the expenses associated with our medical office buildings is passed on directly to the tenants either directly as tenant reimbursements of common area maintenance expenses or included in base rental amounts. Tenant reimbursements for operating expenses are accrued as revenue in the same period during which the related expenses are incurred. Our operating expenses include approximately $2.3 million (including $1.1 million of demolition expenses) during 2023, and $2.3 million (including $332,000 of demolition expenses) during 2022, of aggregate operating expenses related to the vacant parcel of land located in Chicago, Illinois and the two vacant specialty facilities located in Evansville, Indiana, and Corpus Christi, Texas (which was divested in December, 2023).

Funds from operations (“FFO”) is a widely recognized measure of performance for Real Estate Investment Trusts (“REITs”). We believe that FFO and FFO per diluted share, which are non-GAAP financial measures, are helpful to our investors as measures of our operating performance. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. FFO adjusts for the effects of certain items such as gains and losses on the sale of incidental assets that occurred during the periods presented. As discussed above, our operating expenses, net income and our FFO include the impact of the demolition expenses related to the vacant parcel of land located in Chicago, Illinois, which amounted to approximately $1.1 million during 2023 and $332,000 during 2022. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) a measure of our liquidity, or; (iv) an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders.

Below is a reconciliation of our reported net income to FFO for 2023 and 2022 (in thousands):

	2023	2022
Net income	$15,400	$21,102
Depreciation and amortization expense on consolidated investments	27,733	26,557
Depreciation and amortization expense on unconsolidated affiliates	1,205	1,184
Loss on divestiture of real estate assets	232	—
Funds From Operations	$44,570	$48,843

Weighted average number of shares outstanding - Diluted	13,814	13,795
Funds From Operations per diluted share	$3.23	$3.54

Our FFO decreased by $4.3 million during 2023, as compared to 2022, due to: (i) a net decrease of $5.7 million in net income, as discussed above, partially offset by; (ii) a $1.2 million increase resulting from an increase in depreciation and amortization expense on consolidated and unconsolidated affiliates, and; (iii) a $232,000 increase resulting from the loss recorded during 2023 on the divestiture of real estate assets.

During 2023, we had a total of 73 new or renewed leases related to the medical office buildings as indicated in Item 2. Properties, in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 22% of the aggregate rentable square feet of these properties (19% related to renewed leases and 3% related to new leases). During 2022, we had a total of 46 new or renewed leases related to the medical office buildings in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 13% of the aggregate rentable square feet of these properties (9% related to renewed leases and 4% related to new leases)

Rental rates, tenant improvement costs and rental concessions vary from property to property based upon factors such as, but not limited to, the current occupancy and age of our buildings, local overall economic conditions, proximity to hospital campuses and the vacancy rates, rental rates and capacity of our competitors in the market. In connection with lease renewals executed during each year, the weighted-average rental rates, as compared to rental rates on the expired leases, increased by approximately 4% and 2% during 2023 and 2022, respectively. The weighted-average tenant improvement costs associated with new or renewed leases was approximately $7 and $23 per square foot during 2023 and 2022, respectively. The weighted-average tenant improvement costs associated with new leases in 2022 are impacted by the tenant improvements pursuant to new leases on the newly constructed Sierra Medical Plaza I, which was substantially completed in March, 2023. The weighted-average leasing commissions on the new and renewed leases commencing during each year was approximately 3% of base rental revenue over the term of the leases during each of 2023 and 2022. The average aggregate value of the tenant concessions, generally consisting of rent abatements, provided in connection with new and renewed leases commencing during each year was approximately 0.3% and 0.4% of the future aggregate base rental revenue over the lease terms during 2023 and 2022, respectively. Rent abatements were, or will be, recognized in our results of operations under the straight-line method over the lease term regardless of when payments are due.

Other Operating Results

Interest Expense:

Reflected below are the components of our interest expense during the years ended December 31, 2023 and December 31, 2022 (amounts in thousands):

	2023	2022
Revolving credit agreement	$20,504	$9,127
Mortgage interest	1,674	2,257
Interest rate swaps income, net (a.)	(5,796)	(970)
Amortization of financing fees	732	713
Amortization of fair value of debt	(41)	(50)
Capitalized interest on major projects	(149)	(322)
Interest expense, net	$16,924	$10,755
(a.)
As disclosed below in Quantitative and Qualitative Disclosures About Market Risk-Market Risks Associated with Financial Instruments, on December 1, 2023, we entered into a fourth interest rate swap with a notional amount of $25 million. During 2023, net interest was paid to us from the counterparties pursuant to four interest rate swaps with a combined notional amount of $165 million. During 2022, net interest was paid to us from the counterparties pursuant to three interest rates swaps with a combined notional amount of $140 million.

Interest expense increased by $6.2 million during 2023, as compared to 2022, due to: (i) a $11.4 million increase in interest expense on our revolving credit agreement primarily resulting from increases in our average cost of borrowings (6.64% average effective rate during 2023 as compared to 3.28% average effective rate during 2022), and in our average outstanding borrowings ($309.3 million during 2023 as compared to $277.9 million during 2022); (ii) a $4.8 million favorable change in interest rate swap income; (iii) a $583,000 decrease in mortgage interest expense; (iv) a $173,000 increase in interest expense due to a decrease capitalized interest on a major project that was substantially completed during the first quarter of 2023, and; (v) a $28,000 increase in amortization of financing fees and fair value of debt.

Disclosures Related to Certain Hospital Facilities

Please refer to Note 4 to the consolidated financial statements - Lease Accounting, for additional information regarding certain of our hospital facilities including the lease renewal in December, 2021, for Wellington Regional Medical Center located in West Palm Beach, Florida, information related to a vacant facility located in Evansville, Indiana, and a vacant parcel of land located in Chicago, Illinois, and disclosure regarding the asset purchase and sale agreement, as amended, with wholly-owned subsidiaries of UHS that was completed on December 31, 2021.

Effects of Inflation

The healthcare industry is very labor intensive and salaries and benefits related to the employees of our tenants are subject to inflationary pressures, as are supply costs, construction costs and medical equipment and other costs. The nationwide shortage of nurses and other clinical staff and support personnel has been a significant operating issue facing our healthcare provider tenants, including UHS. In some areas, the labor scarcity is putting a strain on the resources of our tenants and their staff, which has required them to utilize higher-cost temporary labor and pay premiums above standard compensation for essential workers. The staffing shortage has required certain of our tenants to enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel or required them to hire expensive temporary personnel. Our tenants have also experienced general inflationary cost increases related to medical supplies as well as certain other operating expenses. Many of these factors, which had a material unfavorable impact on the operating results of certain of our tenants during 2022, moderated to a certain degree during 2023.

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

In addition, the cost of construction materials and labor has significantly increased. As we continue to invest in new facilities, including the construction of new medical office buildings, we spend large amounts of money generated from our operating cash flow or borrowed funds. Although we evaluate the financial feasibility of such projects by determining whether the projected cash flow return on investment exceeds our cost of capital, such returns may not be achieved if the cost of construction continues to rise significantly.

Liquidity and Capital Resources

Year ended December 31, 2023 as compared to December 31, 2022:

Net cash provided by operating activities

Net cash provided by operating activities was $42.9 million during 2023 as compared to $46.8 million during 2022. The $3.9 million net decrease was attributable to:

•
an unfavorable change of $4.3 million due to a decrease in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization related to above/below market leases, amortization of debt premium, amortization of deferred financing costs, stock-based compensation expense and loss on divestiture of real estate assets), as discussed above;
•
a favorable change of $1.6 million in lease receivables;
•
an unfavorable change of $1.4 million in accrued expenses and other liabilities;
•
an unfavorable change of $437,000 in tenant reserves, deposits and deferred and prepaid rents, and;
•
other combined net favorable changes of $685,000.

Net cash used in investing activities

Net cash used in investing activities was $19.1 million during 2023 as compared to $36.7 million during 2022.

2023:

During 2023, $19.1 million of net cash was used in investing activities as follows:

•
spent $15.6 million for additions to real estate investments, including construction costs related to the Sierra Medical Plaza I MOB located in Reno, Nevada, that was substantially completed in March, 2023, as well as tenant improvements at various MOBs;
•
spent $7.6 million, including transaction costs, on the August, 2023 acquisition of the McAllen Doctor's Center medical office building, as discussed in Note 3 to the consolidated financial statements;
•
spent $4.1 million in equity investments in unconsolidated LLCs;
•
received $3.9 million of net cash proceeds resulting from the divestiture of a property, as discussed in Note 3 to the consolidated financial statements;
•
received $757,000 of cash in excess of income from LLCs, and;
•
received $3.5 million of repayments of an advance we had provided to an unconsolidated LLC during 2021.

2022:

During 2022, $36.7 million of net cash was used in investing activities as follows:

•
spent $22.5 million for additions to real estate investments, including $18.2 million of construction costs related to the Sierra Medical Plaza I located in Reno, Nevada, that was substantially completed in March, 2023, as well as tenant improvements at various MOBs;
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

Net cash used in financing activities

Net cash used in financing activities was $23.2 million during 2023 as compared to $25.0 million during 2022.

2023:

The $23.2 million of cash used in financing activities during 2023 consisted of:

•
paid $39.8 million of dividends, including $58,000 of previously accrued dividends;
•
received $28.5 million of net borrowings on our revolving credit agreement;
•
paid $11.9 million on mortgage notes payable that are non-recourse to us, including a $6.1 million repayment of a fixed rate mortgage loan that matured during the fourth quarter of 2023 and a $4.2 million repayment of a fixed rate mortgage loan that matured during the first quarter of 2023;
•
paid $222,000 of financing costs related to the amendment of our revolving credit agreement, and;
•
received $147,000 of net cash from the issuance of shares of beneficial interest.

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

Additional cash flow and dividends paid information for 2023 and 2022:

As indicated on our consolidated statements of cash flows, we generated net cash provided by operating activities of $42.9 million during 2023 and $46.8 million during 2022. As also indicated on our statements of cash flows, non-cash expenses including depreciation and amortization expense, amortization related to above/below market leases, amortization of debt premium, amortization of deferred financing costs and stock-based compensation expense, gains or losses on divestitures of real estate assets (as applicable), as well as changes in certain assets and liabilities, are the primary differences between our net income and net cash provided by operating activities for each year.

We declared and paid dividends of $39.8 million during 2023 and $39.2 million during 2022. During 2023, the $42.9 million of net cash provided by operating activities was approximately $3.2 million greater than the $39.8 million of dividends paid during 2023. During 2022, the $46.8 million of net cash provided by operating activities was approximately $7.6 million greater than the $39.2 million of dividends paid during 2022.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our $375 million revolving credit agreement (which had $45.3 million of available borrowing capacity, net of outstanding borrowings and letters of credit as of December 31, 2023); (ii) borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our consolidated and unconsolidated LLCs/LPs; (iii) the issuance of equity, and/or; (iv) the issuance of other long-term debt.

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

On May 15, 2023 we entered into the first amendment to our amended and restated revolving credit agreement ("Credit Agreement") dated as of July 2, 2021 among the Trust as borrower, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent. The amendment replaced LIBOR with term SOFR plus .10% ("adjusted term SOFR") as an alternative benchmark rate under the Credit Agreement for settings of benchmark rates that occur on or after the closing date in accordance with the benchmark replacement provisions set forth in the Credit Agreement.

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

Borrowings under the Credit Agreement will bear interest at a rate equal to, at our option, at adjusted term SOFR for either one, three, or six months or the Base Rate, plus in either case, a specified margin depending on our total leverage ratio, as determined by the formula set forth in the Credit Agreement. The applicable margin after the first amendment ranges from 1.10% to 1.35% for adjusted term SOFR loans and 0.10% to 0.35% for Base Rate loans. The Credit Agreement, as amended by the first amendment, defines “Base Rate” as the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 1/2 of 1% and (c) one month adjusted term SOFR plus 1%. The Trust will also pay a quarterly revolving facility fee ranging from 0.15% to 0.35% (depending on the Trust’s total leverage ratio) on the committed amount of the Credit Agreement. The Credit Agreement also provides for options to extend the maturity date and borrowing availability for two additional six-month periods.

The margins over adjusted term SOFR, Base Rate and the facility fee are based upon our total leverage ratio. At December 31, 2023, the applicable margin over the adjusted term SOFR rate was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%.

At December 31, 2023, we had $326.6 million of outstanding borrowings and $3.1 million of letters of credit outstanding under our Credit Agreement. We had $45.3 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of December 31, 2023. The carrying amount and fair value of borrowings outstanding pursuant to the Credit Agreement was $326.6 million at December 31, 2023. There are no compensating balance requirements. The average amount outstanding under our Credit Agreement during the years ended December 31, 2023, 2022 and 2021 was $309.3 million, $277.9 million and $253.5 million, respectively, with corresponding effective interest rates of 4.8%, 2.9% and 2.2%, respectively, including commitment fees and interest rate swaps/caps. At December 31, 2022, we had $298.1 million of outstanding borrowings outstanding against our revolving credit agreement that was in effect at that time, $3.1 million of letters of credit outstanding against the agreement and $73.8 million of available borrowing capacity.

In our consolidated statements of cash flows, we report cash flows pursuant to our Credit Agreement on a net basis. Aggregate borrowings under our Credit Agreement were $78.4 million, $67.0 million and $88.8 million during the years ended December 31, 2023, 2022 and 2021, respectively, and aggregate repayments were $49.9 million, $40.8 million and $53.1 million during the years ended December 31, 2023, 2022 and 2021, respectively.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts then outstanding under the Credit Agreement. We were in compliance with all of the covenants in the Credit Agreement at December 31, 2023, and were in compliance with all of the covenants of the Credit Agreement at December 31, 2022. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios at December 31, 2023 and 2022, giving effect to the covenants contained in the Credit Agreements in effect on the respective dates (dollar amounts in thousands):

	Covenant	December 31, 2023	December 31, 2022
Tangible net worth	$125,000	$191,824	$219,654
Total leverage	< 60%	44.5%	42.9%
Secured leverage	< 30%	4.1%	5.6%
Unencumbered leverage	< 60%	44.2%	41.8%
Fixed charge coverage	> 1.50x	3.1x	4.3x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us and are not cross-collateralized, included on our consolidated balance sheet as of December 31, 2023 and 2022 (amounts in thousands):

	As of 12/31/2023			As of 12/31/2022
Facility Name	Interest Rate	Maturity Date	Outstanding Balance (in thousands)(a.)	Outstanding Balance (in thousands)
Desert Valley Medical Center fixed rate mortgage loan (b.)	3.62%	January, 2023	$-	$4,194
2704 North Tenaya Way fixed rate mortgage loan (c.)	4.95%	November, 2023	-	6,252
Summerlin Hospital Medical Office Building III fixed rate mortgage loan (d.)	4.03%	April, 2024	12,301	12,558
Tuscan Professional Building fixed rate mortgage loan	5.56%	June, 2025	1,060	1,719
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	3.95%	January, 2030	7,930	8,203
Rosenberg Children's Medical Plaza fixed rate mortgage loan	4.42%	September, 2033	11,771	12,027
Total, excluding net debt premium and net financing fees			33,062	44,953
Less net financing fees			(199)	(268)
Plus net debt premium			-	40
Total mortgage notes payable, non-recourse to us, net			$32,863	$44,725

(a.)
All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)
This $4.2 million fixed rate mortgage loan was fully repaid on January 3, 2023, utilizing borrowings under our Credit Agreement.
(c.)
This $6.3 million fixed rate mortgage loan was fully repaid on November 1, 2023, utilizing borrowings under our Credit Agreement.
(d.)
This loan is scheduled to mature within the next twelve months, at which time we will either refinance pursuant to a new mortgage loan or repay the mortgage balance in full utilizing borrowings under our Credit Agreement.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of December 31, 2023 had a combined carrying value of approximately $33.1 million and a combined fair value of approximately

$31.2 million. At December 31, 2022, we had various mortgages, all of which were non-recourse to us, included in our consolidated balance sheet. The combined outstanding balance of these various mortgages was $45.0 million and these mortgages had a combined fair value of approximately $43.2 million.

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

Contractual Obligations and Off Balance Sheet Arrangements

As of December 31, 2023 we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at each of December 31, 2023 and 2022 totaled $3.1 million related to Grayson Properties II.

The following table summarizes the schedule of maturities of our outstanding borrowing under our revolving credit facility (“Credit Agreement”), the outstanding mortgages applicable to our properties recorded on a consolidated basis and our other contractual obligations as of December 31, 2023 (amounts in thousands):

	Payments Due by Period (dollars in thousands)
Debt and Contractual Obligation	Total	Less than 1 Year	2-3 years	4-5 years	After 5 years
Long-term non-recourse debt-fixed (a) (b)	$33,062	$13,550	$1,540	$1,279	$16,693
Long-term debt-variable (c)	326,600	—	326,600	—	—
Estimated future interest payments on debt outstanding as of December 31, 2023 (d)	39,039	22,770	12,571	1,472	2,226
Operating leases (e)	39,547	704	1,408	1,408	36,027
Construction commitments (f)	9,370	9,370	—	—	—
Total contractual obligations	$447,618	$46,394	$342,119	$4,159	$54,946

(a)
The mortgages are secured by the real property of the buildings as well as property leases and rents. Property-specific debt is detailed above.
(b)
Consists of non-recourse debt with an aggregate fair value of approximately $31.2 million as of December 31, 2023. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow. Excludes $21.2 million of combined third-party debt outstanding as of December 31, 2023, that is non-recourse to us, at the unconsolidated LLCs in which we hold various non-controlling ownership interests (see Note 8 to the consolidated financial statements).
(c)
Consists of $326.6 million of borrowings outstanding as of December 31, 2023 under the terms of our $375 million Credit Agreement which matures on July 2, 2025. The amount outstanding approximates fair value as of December 31, 2023.
(d)
Assumes that all debt outstanding as of December 31, 2023, including borrowings under the Credit Agreement, and the loans which are non-recourse to us, remain outstanding until the stated maturity date of the debt agreements at the same interest rates which were in effect as of December 31, 2023. We have the right to repay borrowings under the Credit Agreement at any time during the term of the agreement, without penalty. Interest payments are expected to be paid utilizing cash flows from operating activities or borrowings under our revolving Credit Agreement.
(e)
Reflects our future minimum operating lease payment obligations outstanding as of December 31, 2023, as discussed in Note 4 to the consolidated financial statements -Lease Accounting, in connection with ground leases at fourteen of our consolidated properties.
(f)
Consists of the remaining estimated construction costs related to an MOB located in Denison, Texas, which was substantially completed in late 2020 as well as remaining estimated construction costs related to an MOB located in Reno, Nevada which was substantially completed in March, 2023. We are required to build these facilities pursuant to agreements.

Acquisition and Divestiture Activity

Please see Note 3 to the consolidated financial statements for completed transactions.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risks Associated with Financial Instruments

LIBOR Transition

In 2017, the U.K. Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to phase out LIBOR and stop compelling banks to submit rates for its calculation. In 2021, the FCA further announced that effective January 1, 2022, the one week and two-month USD LIBOR tenors are no longer being published. Additionally, effective July 1, 2023 all other USD LIBOR tenors are no longer published.

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

At December 31, 2022, we had contracts that were indexed to LIBOR, such as our unsecured revolved credit facility and interest rate derivative. On May 15, 2023 we entered into the first amendment to our amended and restated revolving credit agreement ("Credit Agreement") dated as of July 2, 2021 among the Trust as borrower, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent. The amendment replaces LIBOR Rate with adjusted term SOFR as an alternative benchmark rate for purposes under the Credit Agreement for settings of benchmark rates the occur on or after the closing date in accordance with the benchmark replacement provisions set forth in the Credit Agreement.

Financial Instruments

In December 2023, we entered into an interest rate swap agreement on a total notional amount of $25 million with a fixed interest rate of 3.9495% that we designated as a cash flow hedge. The interest rate swap became effective on December 1, 2023 and is scheduled to mature on December 1, 2027. If one-month term SOFR is above 3.9495%, the counterparty pays us, and if one-month term SOFR is less than 3.9495%, we pay the counterparty, the difference between the fixed rate of 3.9495% and one-month term SOFR.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At December 31, 2023, the fair value of our interest rate swaps was a net asset of $7.3 million which is included in deferred charges and other assets on the accompanying condensed consolidated balance sheet. During the twelve months of 2023, we received approximately $5.8 million from the counterparties (approximately $3.3 million of which relates to the two swaps that are scheduled to expire on September 16, 2024), adjusted for the previous quarter's accrual, pursuant to the terms of the swaps. During the twelve months of 2022, we paid or accrued approximately $414,000 to the counterparties by us, offset by approximately $1.4 million in receipts from the counterparties, adjusted for accruals, pursuant to the terms of the swaps. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity. Amounts are reclassified from AOCI to the income statement in the period or periods the hedged transaction affects earnings. We do not expect any gains or losses on our interest rate swaps to be reclassified to earnings in the next twelve months.

The sensitivity analysis related to our fixed and variable rate debt assumes current market rates with all other variables held constant. As of December 31, 2023, the fair value and carrying-value of our debt is approximately $357.8 million and $359.7 million, respectively. As of that date, the carrying value exceeds the fair value by approximately $1.8 million.

The table below presents information about our financial instruments that are sensitive to changes in interest rates. The interest rate swaps include the $50 million swap agreement entered into during the third quarter of 2019, the $35 million swap agreement entered into in January 2020, the $55 million swap agreement entered into in March, 2020 and the $25 million swap agreement entered into in December, 2023. For debt obligations, the amounts of which are as of December 31, 2023, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Long-term debt:
Fixed rate:
Debt(a)	$13,550	$939	$601	$626	$653	$16,693	$33,062
Average interest rates	4.4%	4.3%	4.2%	4.2%	4.3%	4.4%	4.3%
Variable rate:
Debt(b)	$—	$326,600	$—	$—	$—	$—	$326,600
Average interest rates	—	6.4%	—	—	—	—	6.4%
Interest rate swaps:
Notional amount (c)	$85,000	$—	$—	$80,000	$—	$—	$165,000
Interest rates	1.210%	—	—	1.580%	—	—	1.390%

(a)
Consists of non-recourse mortgage notes payable.
(b)
Includes $326.6 million of outstanding borrowings under the terms of our $375 million revolving credit agreement.
(c)
Includes: (i) a $50.0 million interest rate swap with a fixed interest rate of 1.064% that is scheduled to mature in September, 2024; (ii) a $35 million interest rate swap with a fixed interest rate of 1.410% that is scheduled to mature in September, 2024; (iii) a $55 million interest rate swap with a fixed interest rate of 0.5050% that is scheduled to mature in March, 2027, and; (iv) a $25 million interest rate swap with a fixed interest rate of 3.9495% that is scheduled to mature in December, 2027.

As calculated based upon our variable rate debt outstanding as of December 31, 2023 that is subject to interest rate fluctuations, and giving effect to the above-mentioned interest rate swap, each 1% change in interest rates would impact our net income by approximately $1.6 million.

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

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2023, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities and Exchange Act of 1934 and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013), issued by the COSO. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees

Universal Health Realty Income Trust:

Opinion on Internal Control Over Financial Reporting

We have audited Universal Health Realty Income Trust and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 27, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 27, 2024

ITEM 9B. Other Information

None of the Trust’s Board of Trustees or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Trust’s quarter ended December 31, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections. Other Information

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

There is hereby incorporated by reference the information to appear under the captions “Proposal No. 1” (Election of Trustees), “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023. See also “Executive Officers of the Registrant” appearing in Item 1 hereof.

ITEM 11. Executive Compensation

There is hereby incorporated by reference information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

There is hereby incorporated by reference the information to appear under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023.

ITEM 14. Principal Accounting Fees and Services

There is hereby incorporated herein by reference the information to appear under the caption “Relationship with Independent Registered Public Accounting Firm” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023.

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

10.13

Agreement dated December 7, 2023, to renew Amended and Restated Advisory Agreement dated as of December 24, 1986, effective January 1, 2024, between Universal Health Realty Income Trust and UHS of Delaware, Inc. is filed herewith.

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

10.15

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

10.16

First amendment to lease by and between Universal Health Realty Income Trust, a Maryland real estate investment trust and Temple Behavioral Healthcare Hospital, Inc., a Texas corporation, previously filed as Exhibit 10.1 to the Trust's Quarterly Report on Form 10-Q filed on May 6, 2022, is incorporated herein by reference.

10.17

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

21	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification from the Trust’s Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.

31.2	Certification from the Trust’s Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.

32.1	Certification from the Trust’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification from the Trust’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Universal Health Realty Income Trust Clawback Policy.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

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

February 27, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alan B. Miller Alan B. Miller	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 27, 2024

/s/ Gayle L. Capozzalo Gayle L. Capozzalo	Trustee	February 27, 2024

/S/ Michael Allan Domb Michael Allan Domb	Trustee	February 27, 2024

/s/ Rebecca A. Guzman	Trustee	February 27, 2024
Rebecca A. Guzman

/S/ Robert F. McCadden Robert F. McCadden	Trustee	February 27, 2024

/S/ Marc D. Miller Marc D. Miller	Trustee	February 27, 2024

/S/ James P. Morey James P. Morey	Trustee	February 27, 2024

/S/ Charles F. Boyle Charles F. Boyle	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees

Universal Health Realty Income Trust:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Health Realty Income Trust and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the carrying value of net real estate investments

As discussed in Note 1 to the consolidated financial statements, the Company tests net real estate investments for recoverability whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. When such impairment indicators exist, the Company makes certain estimates of future undiscounted net cash flows, excluding interest charges, to perform the recoverability test. The net real estate investments balance as of December 31, 2023 was $443.8 million.

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

Philadelphia, Pennsylvania

February 27, 2024

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands)

	December 31,	December 31,
	2023	2022
Assets:
Real Estate Investments:
Buildings and improvements and construction in progress	$649,374	$641,338
Accumulated depreciation	(262,449)	(248,772)
	386,925	392,566
Land	56,870	56,631
Net Real Estate Investments	443,795	449,197
Financing receivable from UHS	83,279	83,603
Net Real Estate Investments and Financing receivable	527,074	532,800
Investments in and advances to limited liability companies ("LLCs")	9,102	9,282
Other Assets:
Cash and cash equivalents	8,212	7,614
Lease and other receivables from UHS	6,180	5,388
Lease receivable - other	8,166	8,445
Intangible assets (net of accumulated amortization of $12.5 million and $15.4 million, respectively)	9,110	9,447
Right-of-use land assets, net	10,946	11,457
Deferred charges and other assets, net	17,579	23,107
Total Assets	$596,369	$607,540
Liabilities:
Line of credit borrowings	$326,600	$298,100
Mortgage notes payable, non-recourse to us, net	32,863	44,725
Accrued interest	490	373
Accrued expenses and other liabilities	13,500	12,873
Ground lease liabilities, net	10,946	11,457
Tenant reserves, deposits and deferred and prepaid rents	11,036	10,911
Total Liabilities	395,435	378,439
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2023 - 13,823,899; 2022 - 13,803,335	138	138
Capital in excess of par value	270,398	269,472
Cumulative net income and other	826,061	810,661
Cumulative dividends	(902,975)	(863,181)
Accumulated other comprehensive income	7,312	12,011
Total Equity	200,934	229,101
Total Liabilities and Equity	$596,369	$607,540

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

	Year ended December 31,
	2023	2022	2021
Revenues:
Lease revenue - UHS facilities (a.)	$32,623	$29,954	$29,896
Lease revenue- Non-related parties	54,993	52,004	52,324
Other revenue - UHS facilities	946	948	891
Other revenue - Non-related parties	1,555	2,245	1,079
Interest income on financing leases - UHS facilities	5,458	5,474	—
	95,575	90,625	84,190
Expenses:
Depreciation and amortization	27,733	26,557	27,478
Advisory fees to UHS	5,323	5,097	4,406
Other operating expenses	31,170	28,305	23,441
	64,226	59,959	55,325
Income before equity in income of unconsolidated limited liability companies ("LLCs"), loss on divestiture and interest expense	31,349	30,666	28,865
Equity in income of unconsolidated LLCs	1,207	1,191	1,796
(Loss)/gain on divestitures of real estate assets	(232)	—	87,314
Interest expense, net	(16,924)	(10,755)	(8,809)
Net income	$15,400	$21,102	$109,166
Basic earnings per share	$1.12	$1.53	$7.94
Diluted earnings per share	$1.11	$1.53	$7.92
Weighted average number of shares outstanding - Basic	13,786	13,771	13,757
Weighted average number of share equivalents	28	24	22
Weighted average number of shares and equivalents outstanding - Diluted	13,814	13,795	13,779

(a.) Includes bonus rental on McAllen Medical Center, a UHS acute care hospital facility, of $2,953 and $2,801 for the years ended December 31, 2023 and December 31, 2022, respectively, and includes bonus rental on three UHS acute care hospital facilities of $6,906 for the year ended December 31, 2021.

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollar amounts in thousands)

	Year ended December 31,
	2023	2022	2021
Net Income	$15,400	$21,102	$109,166
Other comprehensive income/(loss):
Unrealized derivative (loss)/gain on cash flow hedges	(4,699)	10,898	4,928
Total other comprehensive (loss)/income:	(4,699)	10,898	4,928
Total comprehensive income	$10,701	$32,000	$114,094

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(dollar and share amounts in thousands)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity
January 1, 2021	13,771	$138	$267,368	$680,727	$(785,413)	$(3,815)	$159,005
Shares of Beneficial Interest:
Issued	14	—	216	—	—	—	216
Repurchased	—	—	(16)	—	—	—	(16)
Restricted stock-based compensation expense	—	—	947	—	—	—	947
Dividends ($2.80/share)	—	—	—	—	(38,585)	—	(38,585)
Comprehensive income:
Net income	—	—	—	109,166	—	—	109,166
Net income/(loss) applicable to noncontrolling interest	—	—	—	(334)	—	—	(334)
Unrealized net gain on cash flow hedges	—	—	—	—	—	4,928	4,928
Subtotal - comprehensive income				108,832		4,928	113,760

January 1, 2022	13,785	$138	$268,515	$789,559	$(823,998)	$1,113	$235,327
Shares of Beneficial Interest:
Issued	18	—	177	—	—	—	177
Repurchased	—	—	—	—	—	—	—
Restricted stock-based compensation expense	—	—	780	—	—	—	780
Dividends ($2.84/share)	—	—	—	—	(39,183)	—	(39,183)
Comprehensive income:
Net income	—	—	—	21,102	—	—	21,102
Unrealized net gain on cash flow hedges	—	—	—	—	—	10,898	10,898
Subtotal - comprehensive income				21,102		10,898	32,000

January 1, 2023	13,803	$138	$269,472	$810,661	$(863,181)	$12,011	$229,101
Shares of Beneficial Interest:
Issued	21	—	146	—	—	—	146
Repurchased	—	—	—	—	—	—	—
Restricted stock-based compensation expense	—	—	780	—	—	—	780
Dividends ($2.88/share)	—	—	—	—	(39,794)	—	(39,794)
Comprehensive income:
Net income	—	—	—	15,400	—	—	15,400
Unrealized net loss on cash flow hedges	—	—	—	—	—	(4,699)	(4,699)
Subtotal - comprehensive income				15,400		(4,699)	10,701
December 31, 2023	13,824	$138	$270,398	$826,061	$(902,975)	$7,312	$200,934

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$15,400	$21,102	$109,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,733	26,557	27,478
Amortization related to above/below market leases, net	(143)	(143)	(183)
Amortization of debt premium	(40)	(50)	(51)
Amortization of deferred financing costs	729	714	791
Stock-based compensation expense	780	780	947
Loss/(gain) on divestitures of real estate assets	232	—	(87,314)

Changes in assets and liabilities:
Lease receivables	(513)	(2,083)	(843)
Accrued expenses and other liabilities	(316)	1,105	90
Tenant reserves, deposits and deferred and prepaid rents	(516)	(79)	(1,130)
Accrued interest	117	27	(5)
Leasing costs paid	(1,768)	(1,927)	(1,378)
Other, net	1,244	802	157
Net cash provided by operating activities	42,939	46,805	47,725
Cash flows from investing activities:
Investments in LLCs	(4,058)	(94)	(16,750)
Cash distributions from LLCs	757	875	418
Advance received from/(made to) LLC, net	3,500	—	(3,500)
Additions to real estate investments, net	(15,583)	(22,485)	(14,120)
Deposit on real estate assets	—	—	(200)
Cash paid for acquisition of properties	(7,620)	(13,620)	(12,989)
Net cash paid as part of asset exchange transaction	—	(1,346)	(2,839)
Cash paid to acquire minority interest in majority-owned LP	—	—	(3,092)
Cash proceeds received from divestiture of properties, net	3,894	—	28,119
Increase in cash and cash equivalents due to recording of LP on a consolidated basis	—	—	528
Net cash used in investing activities	(19,110)	(36,670)	(24,425)
Cash flows from financing activities:
Net borrowings on line of credit	28,500	26,200	35,700
Repayments of mortgage notes payable	(11,891)	(12,199)	(2,079)
Financing costs paid	(222)	(26)	(1,842)
Dividends paid	(39,765)	(39,177)	(38,532)
Issuance of shares of beneficial interest, net	147	177	215
Net cash used in financing activities	(23,231)	(25,025)	(6,538)
Increase/(decrease) in cash and cash equivalents	598	(14,890)	16,762
Cash and cash equivalents, beginning of year	7,614	22,504	5,742
Cash and cash equivalents, end of year	$8,212	$7,614	$22,504
Supplemental disclosures of cash flow information:
Interest paid	$16,266	$10,386	$8,076
Invoices accrued for construction and improvements	$2,947	$1,664	$1,594

See accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Universal Health Realty Income Trust and subsidiaries (the “Trust”) is organized as a Maryland real estate investment trust. We invest in healthcare and human-service related facilities currently including acute care hospitals, behavioral health care hospitals, specialty facilities, free-standing emergency departments, childcare centers and medical/office buildings. As of February 27, 2024, we have seventy-six real estate investments located in twenty-one states consisting of:

•
six hospital facilities consisting of three acute care hospitals and three behavioral health care hospitals;
•
four free-standing emergency departments (“FEDs”);
•
sixty medical/office buildings (“MOBs”), including four owned by unconsolidated limited liability companies (“LLCs”)/limited liability partnerships (“LPs”);
•
four preschool and childcare centers;
•
one specialty facility that is currently vacant, and;
•
one vacant land investment located in Chicago, Illinois.

Many of the factors that could affect our future results are beyond our control or ability to predict. Future operations and financial results of our tenants, and in turn ours, could be materially impacted by numerous factors and future developments. Such factors and developments include, but are not limited to, the impact of changes in patient volumes and payer mix caused by deteriorating macroeconomic conditions (including increases in uninsured and underinsured patients as the result of business closings and layoffs); potential disruptions to clinical staffing and shortages and disruptions related to supplies required for our tenants’ employees and patients, including equipment, pharmaceuticals and medical supplies, potential increases to expenses incurred by our tenants related to staffing, supply chain or other expenditures; the impact of our indebtedness and the ability to refinance such indebtedness on acceptable terms; disruptions in the financial markets and the business of financial institutions which could impact our ability to access capital or increase associated borrowing costs; and changes in general economic conditions nationally and regionally in the markets our properties are located, including higher sustained rates of unemployment and underemployment levels and reduced consumer spending and confidence, and; and the impact of COVID-19. Certain factors may result in the inability or unwillingness on the part of some of our tenants to make timely payment of their rent to us at current levels or to seek to amend or terminate their leases which, in turn, would have an adverse effect on our occupancy levels and our revenue and cash flow and the value of our properties, and potentially, our ability to maintain our dividend at current levels. Decreases in cash flows and results of operations may have an impact on the inputs and assumptions used in significant accounting estimates, including potential impairments of intangible and long-lived assets.

Our future results of operations could be unfavorably impacted by government regulations and deterioration in general economic conditions which could result in increases in the number of people unemployed and/or uninsured. Should that occur, it may result in decreased occupancy rates at our MOBs as well as a reduction in the revenues earned by the operators of our hospital facilities which would unfavorably impact our future bonus rental revenue (on one Universal Health Services, Inc. hospital facility) and may potentially have a negative impact on the future lease renewal terms and the underlying value of the hospital properties. Management is unable to predict the effect, if any, that these factors may have on the operating results of our lessees or on their ability to meet their obligations under the terms of their leases with us. Management’s estimate of future cash flows from our leased properties could be materially affected in the near term, if certain of the leases are not renewed or renewed with less favorable terms at the end of their lease terms.

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

The fair values of the tangible assets of an acquired property are determined based on comparable land sales for land and replacement costs adjusted for physical and market obsolescence for the improvements. The fair values of the tangible assets of an acquired property are also determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property based on assumptions that a market participant would use, which is similar to methods used by independent appraisers. In addition, there is intangible value related to having tenants leasing space in the purchased property, which is referred to as in-place lease value. Such value results primarily from the buyer of a leased property avoiding the costs associated with leasing the property and also avoiding rent losses and unreimbursed operating expenses during the hypothetical lease-up period. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related costs. The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases.

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

At December 31, 2023, our net intangible assets total $9.1 million (net of $12.5 million accumulated amortization) and primarily consist of the value of in-place leases. At December 31, 2023, our net intangible value of in-place leases total $7.7 million (net of $11.0 million of accumulated amortization) and will be amortized over the remaining lease terms (aggregate weighted average of 5.3 years at December 31, 2023) and are expected to result in estimated aggregate amortization expense of, $1.6 million, $1.5 million, $1.3 million, $1.0 million and $2.4 million for 2024, 2025, 2026, 2027 and 2028 and thereafter, respectively. Amortization expense on intangible values of in place leases was $1.9 million for the year ended December 31, 2023, $2.1 million for the year ended December 31, 2022 and $2.6 million for the year ended December 31, 2021. The remaining amount of our net intangible assets primarily consists of above-market leases. At December 31, 2023, our net intangible value of above-market leases total $1.2 million (net of $1.4 million of accumulated amortization) and will be amortized over the remaining lease terms (aggregate weighted average of approximately 5.6 years at December 31, 2023) and are expected to result in estimated aggregate amortization offset to rental revenue of approximately $215,000 in 2024, $215,000 in 2025, $209,000 in 2026, $197,000 in 2027 and $370,000 in 2028 and thereafter. Amortization offset to rental revenue on intangible values of above-market leases was $246,000, $247,000 and $205,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and capital improvements. The estimated original useful lives of our buildings range from 25-45 years and the estimated original useful lives of capital improvements ranges from 3-35 years. On a consolidated basis, depreciation expense was $24.6 million for the year ended December 31, 2023, $23.3 million for the year ended December 31, 2022 and $23.9 million for the year ended December 31, 2021.

Financing Assets

As discussed in Note 2 – Relationship with UHS and Related Party Transactions, on December 31, 2021 we entered into an asset purchase and sale agreement, as amended, with UHS and certain of its affiliates. Pursuant to the agreement, UHS purchased from us the real estate assets of the Inland Valley Campus of Southwest Healthcare System (“Inland Valley”) and transferred to us the real estate assets of Aiken Regional Medical Center (“Aiken”) and Canyon Creek Behavioral Health (“Canyon Creek”). In connection with this transaction, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases (with us as lessor), as amended, for initial lease terms of approximately twelve years, ending on December 31, 2033. As a result of UHS' purchase option within the lease agreements of Aiken and Canyon Creek, the transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and the properties acquired by us in connection with the asset purchase and sale agreement with UHS, as amended, were accounted for as financing arrangements and our consolidated balance sheets as of December 31, 2023 and December 31, 2022 include financing receivables related to this transaction of $83.3 million and $83.6 million, respectively. As of December 31, 2023, there are no indicators of impairment and the financing receivable will be assessed for recoverability in accordance with our asset impairment policy.

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

We generally estimate the fair value of rental properties utilizing a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs that a market participant would use based on the highest and best use of the asset, which is similar to the income approach that is commonly utilized by appraisers. In certain cases, we may supplement this analysis by obtaining outside broker opinions of value or third-party appraisals.

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

At December 31, 2023, we have non-controlling equity investments or commitments in four jointly-owned LLCs/LPs which own MOBs. As of December 31, 2023 we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities which we are the primary beneficiary nor do we have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash funding is typically advanced as equity or member loans. These entities maintain property insurance on the properties.

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

The aggregate gross cost basis and net book value of the properties for federal income tax purposes are approximately $710 million (unaudited) and $422 million (unaudited), respectively, at December 31, 2023. The aggregate cost basis and net book value of the properties for federal income tax purposes were approximately $681 million (unaudited) and $406 million (unaudited), respectively, at December 31, 2022.

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

Concentration of Revenues

The rental revenue earned pursuant to the lease on McAllen Medical Center, which is leased to a related party (see Note 2), generated approximately 9% during each of 2023 and 2022 and approximately 10% during 2021, of our consolidated revenues.

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

Reference Rate Reform

In March 2020, the FASB issued an accounting standard classified under FASB ASC Topic 848, “Reference Rate Reform.” The amendments in this update contain practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASC 848 is optional and may be elected over time as reference rate reform activities occur. Beginning in the first quarter of 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We will continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 had no impact on our condensed consolidated financial statements for the year ended December 31, 2023.

(2) RELATIONSHIP WITH UHS AND RELATED PARTY TRANSACTIONS

Leases: We commenced operations in 1986 by purchasing certain properties from subsidiaries of UHS and immediately leasing the properties back to the respective subsidiaries. The base rentals and lease and renewal terms for each of the hospitals leased to subsidiaries of UHS as of January 1, 2024, are provided below. The base rents are paid monthly. The lease on McAllen Medical Center also provides for bonus rent which is paid quarterly based upon a computation that compares the hospital’s current quarter revenue to a corresponding quarter in the base year. The hospital leases with subsidiaries of UHS, with the exception of the lease on Clive Behavioral Health (which is operated by UHS in a joint venture with an unrelated third party), are unconditionally guaranteed by UHS and are cross-defaulted with one another. The lease for Clive Behavioral Health is guaranteed on a several basis by UHS (52%) and Catholic Health Initiatives-Iowa (48%).

The combined revenues generated from the leases on the three acute care and three behavioral health care hospital facilities leased to subsidiaries of UHS at December 31, 2023 and 2022, accounted for approximately 25% and 26% of our consolidated revenues for the years ended December 31, 2023 and 2022, respectively. In addition to the six UHS hospital facilities, we have twenty-one properties consisting of medical/office buildings (including one newly constructed MOB that was substantially completed during the first quarter of 2023 and one MOB that was acquired during the third quarter of 2023), and FEDs that are either wholly or jointly-owned by us that include tenants that are subsidiaries of UHS. The aggregate revenues generated from UHS-related tenants comprised approximately 37% of our consolidated revenue for the five years ended December 31, 2023 (approximately 41%, 40% and 37% for the years ended December 31, 2023, 2022 and 2021, respectively).

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

As a result of UHS’ purchase option within the lease agreements of Aiken and Canyon Creek, the transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and the properties acquired by us in connection with the asset purchase and sale agreement with UHS, as amended, were accounted for as financing arrangements and our consolidated balance sheets as of December 31, 2023 and 2022 include financing receivables related to this transaction of $83.3 million and $83.6 million, respectively. Additionally, we structured the purchase and sale of the above-mentioned properties as a like-kind exchange of property under the provisions of Section 1031 of the Internal Revenue Code of 1986, as amended

Also on December 31, 2021, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases as amended, (with us as lessor), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033. Subject to the terms of the master lease, Aiken and Canyon Creek have the right to renew their leases, at the then current fair market rent (as defined in the master lease), for seven, five-year optional renewal terms. Pursuant to the leases, as amended during the first quarter of 2022, the aggregate annual rental rate on the acquired properties, which is payable to us on a monthly basis, was approximately $5.8 million during 2023 ($4.0 million related to Aiken and $1.8 million related to Canyon Creek) and $5.7 million during 2022 ($3.9 million related to Aiken and $1.8 million related to Canyon Creek). The portion of the lease payments that is included in our consolidated statements of income, and reflected as interest income on financing leases, was approximately $5.5 million for each of the years ended December 31, 2023 and 2022. There is no bonus rental component applicable to either of these leases. Lease revenue will not be impacted by the lease payments received related to these two properties. Pursuant to the terms of the lease on the Inland Valley Campus, we earned $4.5 million of lease revenue during the year ended December 31, 2021 (consisting of $2.6 million in base rental and $1.9 million in bonus rental).

Pursuant to the terms of the master leases among us and certain subsidiaries of UHS, dated December 24, 1986 and December 31, 2021 (the “Master Leases”), which govern the leases of McAllen Medical Center, Wellington Regional Medical Center (governed by the Master Lease dated December 24, 1986), Aiken Regional Medical Center and Canyon Creek Behavioral Health (governed by the Master Lease dated December 31, 2021, as amended), all of which are hospital properties that are wholly-owned subsidiaries of UHS, UHS has the option, among other things, to renew the leases at the lease terms described below by providing notice to us at least 90 days prior to the termination of the then current term. UHS also has the right to purchase the respective leased facilities from us at their appraised fair market value upon any of the following: (i) at the end of the lease terms or any renewal terms; (ii) upon one month’s notice should a change of control of the Trust occur, or; (iii) within the time period as specified in the leases in the event that UHS provides notice to us of their intent to offer a substitution property/properties in exchange for one (or more) of the four wholly-owned UHS hospital facilities leased from us, should we be unable to reach an agreement with UHS on the properties to be substituted. Additionally, UHS has rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

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

The table below details the existing lease terms and renewal options for each of the hospital leases that are related to UHS as of January 1, 2024, consisting of three acute care hospitals and three behavioral health hospitals:

Hospital Name	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	$5,485,000	December, 2026	5 (a)
Wellington Regional Medical Center	$6,639,000	December, 2026	5 (b)
Aiken Regional Medical Center/Aurora Pavilion Behavioral Health Services	$4,072,000	December, 2033	35 (c)
Canyon Creek Behavioral Health	$1,841,000	December, 2033	35 (c)
Clive Behavioral Health	$2,775,000	December, 2040	50 (d)

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

Upon the December 31, 2021 expiration of the lease on Wellington Regional Medical Center located in West Palm Beach, Florida, a wholly-owned subsidiary of UHS exercised its fair market value renewal option and renewed the lease for a 5-year term scheduled to expire on December 31, 2026. Effective January 1, 2023, the annual fair market value lease rate for this hospital, which was payable to us monthly, was $6.5 million (there is no longer a bonus rental component of the lease payment). On January 1, 2024 the annual rent increased to $6.6 million and on each January 1st thereafter through 2026, the annual rent will increase by 2.50% on a cumulative and compounded basis. Pursuant to the terms of the hospital’s previous lease, we earned aggregate lease revenue of $5.5 million during the year ended December 31, 2021, (consisting of $3.0 million of base rental and $2.5 million of bonus rental).

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

During the third quarter of 2023, we acquired the McAllen Doctor's Center, an MOB located in McAllen, Texas for a purchase price of approximately $7.6 million, including transaction costs. The building has approximately 79,500 rentable square feet and is 100% master leased to McAllen Hospitals, L.P, a wholly-owned subsidiary of UHS. The triple-net master lease is for twelve years scheduled to expire on August 31, 2035. McAllen Hospitals, L.P. has the option to renew the lease term for three consecutive ten-year terms. The initial annual base rent is approximately $624,000.

During the first quarter of 2023, construction was substantially completed on Sierra Medical Plaza I, a multi-tenant MOB located in Reno, Nevada, consisting of approximately 86,000 rentable square feet. This MOB is located on the campus of the Northern Nevada Sierra Medical Center, a newly constructed acute care hospital that is owned and operated by a wholly-owned subsidiary of UHS, which was completed and opened during April of 2022. The cost of the MOB is estimated to be approximately $35 million, approximately $29 million of which was incurred as of December 31, 2023. In connection with this MOB, we entered into a ground lease and master flex-lease agreement with a wholly-owned subsidiary of UHS. The master flex lease agreement has a ten-year term scheduled to expire on March 31, 2033, and covers approximately 68% of the rentable square feet of the MOB at an initial minimum rent of $1.3 million annually plus a pro-rata share of the common area maintenance expenses. The master flex-lease is subject to a reduction during the term based upon the execution of third-party leases. The ground lease and the master flex lease each commenced during March, 2023.

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

In May, 2021, we acquired the Fire Mesa office building located in Las Vegas, Nevada for a purchase price of approximately $12.9 million. The building is 100% leased under the terms of a triple net lease by a wholly-owned subsidiary of UHS. The initial lease is scheduled to expire on August 31, 2027 and has two five-year renewal options. As discussed in Note 4, the acquisition of this office building was part of a series of planned tax-deferred like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code, as amended.

We are the lessee on thirteen ground leases with subsidiaries of UHS (for consolidated and unconsolidated investments), including one that commenced in March, 2023. The remaining lease terms on the ground leases with subsidiaries of UHS range from approximately 26 years to approximately 75 years. The annual aggregate lease payments on these properties were approximately $571,000 for the year ended 2023 and expected to be $571,000 for each of the years ended 2024, 2025, 2026 and 2027, and an aggregate of $31.9 million thereafter. See Note 4 for further disclosure around our lease accounting.

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of December 31, 2023, we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock or restricted stock units. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time compensation awards in the form of restricted stock and/or cash bonuses.

Advisory Agreement: UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an advisory agreement dated December 24, 1986, and as amended and restated as of January 1, 2019 (the “Advisory Agreement”). Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory. The Advisory Agreement was renewed for 2024 with the same terms as the Advisory Agreement in place during 2023, 2022 and 2021.

Our advisory fee for 2023, 2022 and 2021 was computed at 0.70% of our average invested real estate assets, as derived from our consolidated balance sheet. Based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the advisory fee computation remained unchanged for 2023, as compared to 2022 and 2021. The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, lease receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Advisory fees incurred and paid (or payable) to UHS amounted to $5.3 million during 2023, $5.1 million during 2022 and $4.4 million during 2021, and were based upon average invested real estate assets of $757 million, $728 million and $629 million during 2023, 2022 and 2021, respectively.

Share Ownership: As of December 31, 2023 and 2022, UHS owned 5.7% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the Securities and Exchange Commission (“SEC”) and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from UHS-related tenants comprised approximately 37% of our consolidated revenue for the five years ended December 31, 2023 (approximately 41%, 40% and 37% for the years ended December 31, 2023, 2022 and 2021, respectively), and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) PURCHASE AND SALE TRANSACTION, ACQUISITIONS, DIVESTITURES AND NEW CONSTRUCTION

2023:

New Construction:

In January 2022, we entered into a ground lease and master flex-lease agreement with a wholly-owned subsidiary of UHS to develop, construct and own the real property of Sierra Medical Plaza I, an MOB located in Reno, Nevada, consisting of approximately 86,000 rentable square feet. This MOB is located on the campus of the Northern Nevada Sierra Medical Center, a newly constructed hospital that is owned and operated by a wholly-owned subsidiary of UHS, which was completed and opened during April of 2023. Please see additional disclosure in connection with this property in Note 2.

Acquisitions:

During the third quarter of 2023, we acquired the McAllen Doctor's Center, an MOB located in McAllen, Texas, for a purchase price of approximately $7.6 million, including transaction costs. The building has approximately 79,500 rentable square feet and is

100% master leased to McAllen Hospitals, L.P, a wholly-owned subsidiary of UHS. The triple-net master lease is for twelve years scheduled to expire on August 31, 2035. McAllen Hospitals, L.P. has the option to renew the lease term for three consecutive ten-year terms. The initial annual base rent is approximately $624,000.

Divestitures:

In December, 2023, we sold the vacant specialty facility in Corpus Christi, Texas for proceeds of approximately $3.9 million, net of closing costs. This divestiture generated a loss of approximately $232,000 which is included in our consolidated statements of income for the three and twelve month periods ended December 31, 2023.

2022:

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

Divestitures:

There were no divestitures during 2022.

2021:

Asset Purchase and Sale Agreement with UHS:

On December 31, 2021, we entered into an asset purchase and sale agreement with UHS and certain of its affiliates, which was amended during the first quarter of 2022, pursuant to the terms of which: (i) a wholly-owned subsidiary of UHS purchased from us, the real estate assets of the Inland Valley Campus of Southwest Healthcare System located in Wildomar, California, at its fair market value of $79.6 million, and; (ii) two wholly-owned subsidiaries of UHS transferred to us, the real estate assets of Aiken Regional Medical Center located in Aiken, South Carolina (which includes an acute care hospital and a behavioral health pavilion), at its fair-market value of approximately $57.7 million, and Canyon Creek Behavioral Health located in Temple, Texas, at its fair-market value of approximately $26.0 million. In connection with this transaction, since the fair-market value of Aiken and Canyon Creek, which totaled approximately $83.7 million in the aggregate, exceeded the $79.6 million fair-market value of the Inland Valley Campus of Southwest Healthcare System, we paid approximately $4.1 million in cash to UHS. This transaction generated a gain of approximately $68.4 million which is included in our consolidated statement of income for the year ended December 31, 2021. Please see additional disclosure in connection with this transaction in Note 2.

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

(4) LEASE ACCOUNTING

As Lessor:

We lease most of our operating properties to customers under agreements that are typically classified as operating leases (as noted below, two of our leases are accounted for as financing arrangements effective on December 31, 2021). We recognize the total minimum lease payments provided for under the operating leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from our customers. We record amounts reimbursed by customers in the period that the applicable expenses are incurred, which is generally ratably throughout the term of the lease. We have elected the package of practical expedients that allows lessors to not separate lease and non-lease components by class of underlying asset. This practical expedient allowed us to not separate expenses reimbursed by our customers (“tenant reimbursements”) from the associated rental revenue if certain criteria were met. We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated tenant reimbursements are the same, and for the leases that qualify as operating leases, we accounted for and presented rental revenue and tenant reimbursements as a single component under Lease revenue in our consolidated statements of income for the twelve months ended December 31, 2023, 2022 and 2021.

The components of the “Lease revenue – UHS facilities” and “Lease revenue – Non-related parties” captions for the years ended 2023, 2022 and 2021 are disaggregated below (in thousands). Base rents are primarily stated rent amounts provided for under the leases that are recognized on a straight-line basis over the term of the lease. Bonus rents and tenant reimbursements represent amounts where tenants are contractually obligated to pay an amount that is variable in nature.

	Year Ended December 31,
	2023	2022	2021
UHS Facilities:
Base rents	$26,173	$24,485	$21,498
Bonus rents (a.)	2,953	2,801	6,906
Tenant reimbursements	3,497	2,668	1,492
Lease Revenue - UHS facilities	$32,623	$29,954	$29,896

Non-related parties:
Base rents	$42,159	$40,533	$41,880
Tenant reimbursements	12,834	11,471	10,444
Lease Revenue - Non-related parties	$54,993	$52,004	$52,324

(a.) Includes bonus rental on McAllen Medical Center, a UHS acute care hospital facility of $2,953 and $2,801 for the years ended December 31, 2023 and 2022, respectively, and includes bonus rental on three UHS acute care hospital facilities of $6,906 for the year ended December 31, 2021. Please see disclosure below surrounding the December 31, 2021 asset purchase and sale transaction with UHS.

Disclosures Related to Certain Hospital Facilities:

Lease Renewal:

Wellington Regional Medical Center:

Upon the December 31, 2021 expiration of the lease on this acute care hospital located in West Palm Beach, Florida, a wholly-owned subsidiary of UHS exercised its fair market value renewal option and renewed the lease for a 5-year term scheduled to expire on December 31, 2026. Effective January 1, 2022, the annual fair market value lease rate for this hospital, which is payable to us monthly, was $6.3 million (there is no longer a bonus rental component of the lease payment). On January 1, 2023 and 2024 the annual rent increased to $6.5 million and $6.6 million, respectively, and on each January 1st thereafter through 2026, the annual rent will increase by 2.50% on a cumulative and compounded basis. Pursuant to the hospital’s previous lease, we earned aggregate lease revenue of $5.5 million during the year ended December 31, 2021, (consisting of $3.0 million of base rental and $2.5 million of bonus rental).

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

As a result of UHS’ purchase option within the lease agreements of Aiken and Canyon Creek, the transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and the properties acquired by us in connection with the asset purchase and sale agreement with UHS, as amended, were accounted for as financing arrangements and our consolidated balance sheets as of December 31, 2023 and 2022 include financing receivables related to this transaction of $83.3 million and $83.6 million, respectively. Additionally, we structured the purchase and sale of the above-mentioned properties as a like-kind exchange of property under the provisions of Section 1031 of the Internal Revenue Code of 1986, as amended.

Also on December 31, 2021, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases as amended, (with us as lessor), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033. Subject to the terms of the master lease, Aiken and Canyon Creek have the right to renew their leases, at the then current fair market rent (as defined in the master lease), for seven, five-year optional renewal terms. Pursuant to the leases, as amended during the first quarter of 2022, the aggregate annual rental rate on the acquired properties, which is payable to us on a monthly basis, was approximately $5.8 million during 2023 ($4.0 million related to Aiken and $1.8 million related to Canyon Creek) and $5.7 million during 2022 ($3.9 million related to Aiken and $1.8 million related to Canyon Creek). The portion of the lease payments that is included in our consolidated statements of income, and reflected as interest income on financing leases, was approximately $5.5 million for each of the years ended December 31, 2023 and 2022. There is no bonus rental component applicable to either of these leases. Lease revenue will not be impacted by the lease payments received related to these two properties. Pursuant to the terms of the lease on the Inland Valley Campus, we earned $4.5 million of lease revenue during the year ended December 31, 2021 (consisting of $2.6 million in base rental and $1.9 million in bonus rental).

Vacant Specialty Facilities and Land:

Corpus Christi, Texas - Facility:

In December, 2023, we sold the vacant specialty facility in Corpus Christi, Texas, for proceeds of approximately $3.9 million, net of closing costs. This divestiture generated a loss of approximately $232,000 which is included in our consolidated statements of income for the year ended December 31, 2023. The lease on this specialty facility expired during 2019 and the facility had been vacant since that time. The operating expenses incurred by us in connection with this facility were approximately $254,000 during 2023, $302,000 during 2022 and $371,000 during 2021.

Chicago, Illinois - Land:

Demolition of the former specialty hospital located in Chicago, Illinois, was completed during 2023. Demolition costs, which were included in other operating expenses in our consolidated statements of income, amounted to approximately $1.5 million in the aggregate, approximately $1.1 million of which was incurred during 2023 and $332,000 of which was incurred during 2022. Including the demolition costs incurred, the operating expenses incurred by us in connection with this property were $1.7 million during 2023 (or $529,000 excluding the demolition costs) and $1.6 million during 2022 (or approximately $1.3 million excluding demolition costs). Also, included in our net income during the year ended December 31, 2022, was $1.25 million of revenues related to a settlement and release agreement executed during the fourth quarter of 2022 in connection with this property. The lease on this facility expired on December 31, 2021. During 2021, we earned approximately $1.6 million of lease revenue in connection with this facility and the former tenant was responsible for the operating expenses.

Evansville, Indiana - Facility:

The lease on the specialty facility, located in Evansville, Indiana, expired during 2019 and the facility has been vacant since that time. The operating expenses incurred by us in connection with this facility were approximately $401,000 during 2023, $360,000 during 2022 and $366,000 during 2021.

We continue to market the Chicago, Illinois, and Evansville, Indiana, properties to third parties. Future operating expenses related to these properties will be incurred by us during the time they remain owned and unleased. Should these properties continue to remain owned and unleased for an extended period of time, or should we incur substantial renovation or additional costs to make the properties suitable for other operators/tenants/buyers, our future results of operations could be materially unfavorably impacted.

Minimum future base rents from non-cancelable leases related to properties included in our financial statements on a consolidated basis, excluding increases resulting from changes in the consumer price index, bonus rents and the impact of straight-line rent adjustments, are as follows (amounts in thousands):

For the year ended December 31,	Amount
2024	$76,221
2025	70,064
2026	63,358
2027	43,935
2028	36,586
Thereafter	151,894
Total minimum base rents	$442,058

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

As Lessee:

We are the lessee with various third parties, including subsidiaries of UHS, in connection with ground leases for land at fifteen of our consolidated properties. Our right-of-use land assets represent our right to use the land for the lease term and our lease liabilities represent our obligation to make lease payments arising from the leases. Right-of-use assets and lease liabilities were recognized upon adoption of Topic 842 based on the present value of lease payments over the lease term. We utilized our estimated incremental borrowing rate, which was derived from information available as of January 1, 2019, or the commencement date of the ground lease, whichever is later, in determining the present value of lease payments for active leases on that date. A right-of-use asset and lease liability are not recognized for leases with an initial term of 12 months or less, as these short-term leases are accounted for similarly to previous guidance for operating leases. We do not currently have any ground leases with an initial term of 12 months or less. As of December 31, 2023, our condensed consolidated balance sheet includes right-of-use land assets, net, of approximately $10.9 million and ground lease liabilities, net, of approximately $10.9 million. During the first quarter of 2023, the ground lease for the newly constructed and substantially completed Sierra Medical Plaza I commenced and a right-of-use asset and lease liability was recorded in connection with this lease.

During the years ended December 31, 2023 and 2022, the cash paid for amounts included in the measurement of lease liabilities related to our operating leases was approximately $666,000 and $611,000, respectively, which is included as an operating cash outflow within the consolidated statement of cash flows and included in other operating expenses within the consolidated statements of income. As of and during the year ended December 31, 2023, we did not enter into any lease agreements for our consolidated properties set to commence in the future. As mentioned above, during 2023 there was a newly leased assets for which a right-of-use asset was recorded in exchange for a new lease liability, related to the Sierra Medical Plaza I.

Supplemental balance sheet information related to leases was as follows (in thousands):

December 31,
2023

Operating Leases
Right-of-use land assets, net-operating leases	$10,946

Ground lease liabilities, net	$10,946

Weighted Average remaining lease term, years
Operating leases	56.3

Weighted Average discount rate
Operating leases	6.29%

As of December 31, 2023, we are the lessee with various third parties, including subsidiaries of UHS, in connection with ground leases for land at fifteen of our consolidated properties. Total consolidated amounts expensed relating to the applicable leases in 2023, 2022 and 2021 was approximately $666,000, $611,000 and $508,000, respectively. The following table summarizes fixed, future minimum rental payments, excluding variable costs, which are discounted by our incremental borrowing rate to calculate the lease liabilities for our operating leases in which we are the lessee. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option. Maturities of lease liabilities are as follows (amounts in thousands):

Year ended December 31:

2024	$704
2025	704
2026	704
2027	704
2028	704
Later years	36,027
Total undiscounted lease payments	$39,547
Less imputed interest	28,601
Total	$10,946

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

On May 15, 2023 we entered into the first amendment to our amended and restated revolving credit agreement ("Credit Agreement") dated as of July 2, 2021 among the Trust as borrower, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent. The amendment replaced LIBOR with term SOFR plus .10% ("adjusted term SOFR") as an alternative benchmark rate under the Credit Agreement for settings of benchmark rates that occur on or after the closing date in accordance with the benchmark replacement provisions set forth in the Credit Agreement.

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

Borrowings under the Credit Agreement will bear interest at a rate equal to, at our option, at adjusted term SOFR for either one, three, or six months or the Base Rate, plus in either case, a specified margin depending on our total leverage ratio, as determined by the formula set forth in the Credit Agreement. The applicable margin after the first amendment ranges from 1.10% to 1.35% for adjusted term SOFR loans and 0.10% to 0.35% for Base Rate loans. The Credit Agreement, as amended by the first amendment, defines “Base Rate” as the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 1/2 of 1% and (c) one month adjusted term SOFR plus 1%. The Trust will also pay a quarterly revolving facility fee ranging from 0.15% to 0.35% (depending on the Trust’s total leverage ratio) on the committed amount of the Credit Agreement. The Credit Agreement also provides for options to extend the maturity date and borrowing availability for two additional six-month periods.

The margins over adjusted term SOFR, Base Rate and the facility fee are based upon our total leverage ratio. At December 31, 2023, the applicable margin over the adjusted term SOFR rate was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%.

At December 31, 2023, we had $326.6 million of outstanding borrowings and $3.1 million of letters of credit outstanding under our Credit Agreement. We had $45.3 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of December 31, 2023. The carrying amount and fair value of borrowings outstanding pursuant to the Credit Agreement was $326.6 million at December 31, 2023. There are no compensating balance requirements. The average amount outstanding under our Credit Agreement during the years ended December 31, 2023, 2022 and 2021 was $309.3 million, $277.9 million and $253.5 million, respectively, with corresponding effective interest rates of 4.8%, 2.9% and 2.2%,respectively, including commitment fees and interest rate swaps/caps. At December 31, 2022, we had $298.1 million of outstanding borrowings outstanding against our revolving credit agreement that was in effect at that time, $3.1 million of letters of credit outstanding against the agreement and $73.8 million of available borrowing capacity.

In our consolidated statements of cash flows, we report cash flows pursuant to our Credit Agreement on a net basis. Aggregate borrowings under our Credit Agreement were $78.4 million, $67.0 million and $88.8 million during the years ended December 31, 2023, 2022 and 2021, respectively, and aggregate repayments were $49.9 million, $40.8 million and $53.1 million during the years ended December 31, 2023, 2022 and 2021, respectively.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts then outstanding under the Credit Agreement. We are in compliance with all of the covenants in the Credit Agreement at December 31, 2023, and were in compliance with all of the covenants of the Credit Agreement at December 31, 2022. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios at December 31, 2023 and 2022, giving effect to the covenants contained in the Credit Agreements in effect on the respective dates (dollar amounts in thousands):

	Covenant	December 31, 2023	December 31, 2022
Tangible net worth	$125,000	$191,824	$219,654
Total leverage	< 60%	44.5%	42.9%
Secured leverage	< 30%	4.1%	5.6%
Unencumbered leverage	< 60%	44.2%	41.8%
Fixed charge coverage	> 1.50x	3.1x	4.3x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us and are not cross-collateralized, included on our consolidated balance sheet as of December 31, 2023 and 2022 (amounts in thousands):

	As of 12/31/2023			As of 12/31/2022
Facility Name	Interest Rate	Maturity Date	Outstanding Balance (in thousands)(a.)	Outstanding Balance (in thousands)
Desert Valley Medical Center fixed rate mortgage loan (b.)	3.62%	January, 2023	$-	$4,194
2704 North Tenaya Way fixed rate mortgage loan (c.)	4.95%	November, 2023	-	6,252
Summerlin Hospital Medical Office Building III fixed rate mortgage loan (d.)	4.03%	April, 2024	12,301	12,558
Tuscan Professional Building fixed rate mortgage loan	5.56%	June, 2025	1,060	1,719
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	3.95%	January, 2030	7,930	8,203
Rosenberg Children's Medical Plaza fixed rate mortgage loan	4.42%	September, 2033	11,771	12,027
Total, excluding net debt premium and net financing fees			33,062	44,953
Less net financing fees			(199)	(268)
Plus net debt premium			-	40
Total mortgage notes payable, non-recourse to us, net			$32,863	$44,725

(a.)
All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)
This $4.2 million fixed rate mortgage loan was fully repaid on January 3, 2023, utilizing borrowings under our Credit Agreement.
(c.)
This $6.3 million fixed rate mortgage loan was fully repaid on November 1, 2023, utilizing borrowings under our Credit Agreement.
(d.)
This loan is scheduled to mature within the next twelve months, at which time we will either refinance pursuant to a new mortgage loan or repay the mortgage balance in full utilizing borrowings under our Credit Agreement.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of December 31, 2023 had a combined carrying value of approximately $33.1 million and a combined fair value of approximately $31.2 million. At December 31, 2022, we had various mortgages, all of which were non-recourse to us, included in our consolidated balance sheet. The combined outstanding balance of these various mortgages was $45.0 million and these mortgages had a combined fair value of approximately $43.2 million.

The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosure in connection with debt instruments. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

As of December 31, 2023, our aggregate consolidated scheduled debt repayments (including mortgages) are as follows (amounts in thousands):

2024	$13,550
2025 (a.)	327,539
2026	601
2027	626
2028	653
Later	16,693
Total	$359,662
(a.)
Includes assumed repayment of $326.6 million of outstanding borrowings under the terms of our $375 million revolving credit agreement scheduled to mature in July, 2025.

Financial Instruments:

In December 2023, we entered into an interest rate swap agreement on a total notional amount of $25 million with a fixed interest rate of 3.9495% that we designated as a cash flow hedge. The interest rate swap became effective on December 1, 2023 and is scheduled to mature on December 1, 2027. If one-month term SOFR is above 3.9495%, the counterparty pays us, and if one-month term SOFR is less than 3.9495%, we pay the counterparty, the difference between the fixed rate of 3.9495% and one-month term SOFR.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At December 31, 2023, the fair value of our interest rate swaps was a net asset of $7.3 million which is included in deferred charges and other assets on the accompanying condensed consolidated balance sheet. During the twelve months of 2023, we received approximately $5.8 million from the counterparties

(approximately $3.3 million of which relates to the two swaps that are scheduled to expire on September 16, 2024), adjusted for the previous quarter's accrual, pursuant to the terms of the swaps. During the twelve months of 2022, we paid or accrued approximately $414,000 to the counterparties by us, offset by approximately $1.4 million in receipts from the counterparties, adjusted for accruals, pursuant to the terms of the swaps. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity. Amounts are reclassified from AOCI to the income statement in the period or periods the hedged transaction affects earnings. We do not expect any gains or losses on our interest rate swaps to be reclassified to earnings in the next twelve months.

(6) DIVIDENDS AND EQUITY ISSUANCE PROGRAM

Dividends:

During each of the last three years, dividends were declared and paid by us as follows:

•
2023: $2.88 per share of which $1.73 per share was ordinary income and $1.15 per share was non-dividend distributions (there was no capital gain and no Unrecaptured Section 1250 gain in 2023).
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

(7) INCENTIVE PLANS

During 2007, our Board of Trustees and shareholders approved the Universal Health Realty Income Trust 2007 Restricted Stock Plan which was amended and restated in 2020 and 2016 (the “2007 Plan”). An aggregate of 175,000 shares (as amended in 2020) were authorized for issuance under this plan and a total of 159,373 shares, net of cancellations, have been issued pursuant to the terms of this plan, 127,205 of which have vested as of December 31, 2023. At December 31, 2023 there are 15,627 shares remaining for issuance under the terms of the 2007 Plan.

During 2023, there were 17,104 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees, officers and other personnel of the Trust pursuant to the 2007 Plan at a weighted average grant price of $48.48 per share (approximately $829,000 in the aggregate). These restricted shares are scheduled to vest in June of 2025, (the second anniversary date of the grant date). Pursuant to the restricted shares issued during 2023, dividends on unvested stock will be deferred and accumulated prior to the vesting of the shares and paid, in either cash and/or stock, in the aggregate on the vesting date on the shares that ultimately vest.

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

During 2021, there were 10,165 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees, officers and other personnel of the Trust pursuant to the 2007 Plan at a weighted average grant price of $71.69 per share ($729,000 in the aggregate, net of cancellations). These restricted shares vested in June of 2023 (the second anniversary date of the grant). Pursuant to the restricted shares issued during 2021, dividends on unvested stock were deferred and accumulated prior to the vesting of the shares and paid in cash in the aggregate upon the vesting of the shares.

We expense the grant-date fair value restricted stock awards under the straight-line method over the stated vesting period of the award. In connection with these grants, we recorded compensation expense of approximately $780,000 in each of 2023 and 2022 and $947,000 during 2021. The remaining expense associated with these grants is approximately $762,000 and will be recorded over the remaining weighted average vesting period for outstanding restricted Shares of Beneficial Interest of approximately 1.2 years at December 31, 2023.

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

At December 31, 2023, we have non-controlling equity investments or commitments in four jointly-owned LLCs/LPs which own MOBs. As of December 31, 2023, we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities which we are the primary beneficiary nor do we have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash funding is typically advanced as equity or member loans. These entities maintain property insurance on the properties.

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

The following property table represents the four LLCs or LPs in which we own a non-controlling interest and were accounted for under the equity method as of December 31, 2023:

Name of LLC/LP	Ownership	Property Owned by LLC/LP
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)(b.)	74%	Mid Coast Hospital MOB
FTX MOB Phase II (c.)	95%	Forney Medical Plaza II
Grayson Properties II (d.)(e.)	95%	Texoma Medical Plaza II
(a.)
This LLC has a third-party term loan of $8.5 million, which is non-recourse to us, outstanding as of December 31, 2023.
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
(d.)
This LP constructed, owns and operates the Texoma Medical Plaza II, on which construction substantially completed in December 2020. The MOB is located in Denison, Texas, on the campus of a hospital owned and operated by a wholly-owned subsidiary of UHS. We have committed to invest up to $5.2 million in equity and debt financing, $2.2 million of which has been funded as of December 31, 2023. This LP entered into a third-party construction loan commitment, which is non-recourse to us, which has an outstanding balance of $12.8 million as of December 31, 2023. Monthly principal and interest payments on this loan commenced on January 1, 2023. During the first quarter of 2024, $5.7 million of the third-party construction loan was repaid utilizing pro rata equity contributions from the partners. The third-party partner's share of the pro rata equity contributions was partially funded with a six-month, $128,000 partner loan from us. Our share of the pro rata equity contributions, as well as the third-party partner loan, were funded utilizing borrowings from our revolving credit agreement. As a result of the repayment of a portion of the construction loan, an associated $3.1 million letter of credit was terminated.
(e.)
We are the lessee with a UHS-related party for the land related to this property.

Below are the combined statements of income for the four LLCs/LPs accounted for under the equity method at December 31, 2023, 2022 and 2021. The data for the year ended December 31, 2021 includes financial results for the above-mentioned Texoma

Medical Plaza in which we purchased the minority ownership interest during the fourth quarter of 2021, for the period of January through October of 2021 only (during which it was accounted for under the equity method).

	For the Year Ended December 31,
	2023	2022	2021
	(amounts in thousands)
Revenues	$8,505	$8,204	$10,575
Operating expenses	3,351	3,177	4,093
Depreciation and amortization	1,873	1,853	2,198
Interest, net	825	1,061	1,721
Net income	$2,456	$2,113	$2,563
Our share of net income	$1,207	$1,191	$1,796

Below are the combined balance sheets for the four LLCs/LPs that were accounted for under the equity method as of December 31, 2023 and 2022:

	December 31,
	2023	2022
	(amounts in thousands)
Net property, including construction in progress	$28,488	$29,573
Other assets (a.)	4,667	4,334
Total assets	$33,155	$33,907

Other liabilities (a.)	$2,074	$2,338
Mortgage notes payable, non-recourse to us	21,206	21,802
Advances payable to us (b.)	—	3,500
Equity	9,875	6,267
Total liabilities and equity	$33,155	$33,907

Investments in LLCs before amounts included in accrued expenses and other liabilities	9,102	9,282
Amounts included in accrued expenses and other liabilities	(1,729)	(1,709)
Our share of equity in LLCs, net	$7,373	$7,573
(a.)
Other assets and other liabilities as of December 31, 2023 and 2022, include approximately $651,000 and $654,000, respectively, of right-of-use land assets and right-of-use land liabilities related to ground leases whereby the LLC/LP is the lessee, with third parties, including subsidiaries of UHS.
(b.)
This 7.25% member loan to FTX MOB Phase II, LP had a maturity date of March 1, 2023. Upon the maturity date, the LP repaid $175,000 of the member loan to us and the remaining balance of $3.3 million was converted to an equity contribution by us.

As of December 31, 2023, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

2024	$613
2025	12,704
2026	293
2027	301
2028	310
2029 and thereafter	6,985
Total	$21,206

	Mortgage Loan Balance (a.)
Name of LLC/LP	12/31/2023	12/31/2022	Maturity Date
Brunswick Associates (2.80% fixed rate mortgage loan)	$8,453	$8,727	December, 2030
Grayson Properties II (3.70% fixed rate construction loan) (b.)	12,753	13,075	June, 2025
	$21,206	$21,802
(a.)
All mortgage loans require monthly principal payments through maturity and include a balloon principal payment upon maturity.

(b.)
This construction loan required interest on the outstanding principal balance to be paid on a monthly basis through December 1, 2022. On January 1, 2023, monthly principal and interest payments on the loan commenced. During the first quarter of 2024, $5.7 million of the third-party construction loan was repaid utilizing pro rata equity contributions from the partners, as discussed above. As a result of the repayment of a portion of the construction loan, an associated $3.1 million letter of credit was terminated.

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

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation — December 31, 2023

(amounts in thousands)

					Gross amount at					Date of
					which carried					Completion of
	Initial Cost				at end of period				Accumulated	Construction,
Description	Encumbrance (c.)	Land	Building & Improv.	Adjustments to Basis (a.)	Land	Building & Improvements	CIP	Total	Depreciation as of Dec. 31, 2023	Acquisition or Significant improvement	Date Acquired	Average Depreciable Life
McAllen Medical Center McAllen, Texas	—	$4,720	$31,442	$10,189	$6,281	$40,070		$46,351	$32,892	1994	1986	42 Years
Wellington Regional Medical Center West Palm Beach, Florida	—	1,190	14,652	17,370	1,663	31,549		33,212	24,410	2006	1986	42 Years
Evansville Facility Evansville, Indiana	—	500	6,945	1,062	500	8,007		8,507	6,897	1993	1989	40 Years
4058 W. Melrose Facility Central Chicago, Illinois	—	158	6,404	(6,404)	158	—		158	—	1993	1986	25 Years
Family Doctor’s Medical Office Building Shreveport, Louisiana	—	54	1,526	549	54	2,075		2,129	1,350	1991	1995	45 Years
Professional Buildings at King’s Crossing Kingwood, Texas (d.)	—	439	1,837	(297)	439	1,540		1,979	682	1995	1995	45 Years
Chesterbrook Academy Audubon, Pennsylvania	—	307	996	—	307	996		1,303	609	1996	1996	45 Years
Chesterbrook Academy New Britain, Pennsylvania	—	250	744	—	250	744		994	463	1991	1996	45 Years
Chesterbrook Academy Uwchlan, Pennsylvania	—	180	815	—	180	815		995	496	1992	1996	45 Years
Chesterbrook Academy Newtown, Pennsylvania	—	195	749	—	195	749		944	464	1992	1996	45 Years
The Southern Crescent Center I (b.)	—	1,130	5,092	(1,991)	1,130	3,101	13	4,244	2,871	1994	1996	45 Years
Southern Crescent Center II (b.) Riverdale, Georgia	—	—	—	5,389	806	4,583	13	5,402	3,665	2000	1998	35 Years
Cypresswood Professional Center Spring, Texas (e.)	—	573	3,842	(2,122)	573	1,720		2,293	530	1997	1997	35 Years
701 South Tonopah Building Las Vegas, Nevada (f.)	—	—	1,579	68	—	1,647		1,647	1,600	1999	1999	25 Years
Danbury Medical Plaza Danbury, Connecticut	—	1,151	5,176	1,576	1,151	6,752		7,903	4,979	2000	2000	30 Years
Corpus Christi Facility Corpus Christi, Texas	—	1,104	5,508	(6,612)	—	—		—	—	2008	2008	35 Years
Apache Junction Medical Plaza Apache Junction, AZ	—	240	3,590	1,414	240	5,004	5	5,249	2,896	2004	2004	30 Years
BRB Medical Office Building Kingwood, Texas	—	430	8,970	1,404	430	10,374		10,804	3,766	2010	2010	37 Years
Centennial Hills Medical Office Building Las Vegas, NV (f.)	—	—	19,890	3,606	—	23,496	226	23,722	10,191	2006	2006	34 Years
Desert Springs Medical Plaza Las Vegas, NV	—	1,200	9,560	2,782	1,200	12,342		13,542	6,127	1998	1998	30 Years
700 Shadow Lane & Goldring MOBs Las Vegas, NV	—	400	11,300	5,766	400	17,066	889	18,355	8,549	2003	2003	30 Years
Spring Valley Hospital MOB I Las Vegas, NV (f.)	—	—	9,500	2,441	—	11,941	79	12,020	5,136	2004	2004	35 Years
Spring Valley Hospital MOB II Las Vegas, NV (f.)	—	—	9,800	2,162	—	11,962	289	12,251	5,009	2006	2006	34 Years
Summerlin Hospital MOB I Las Vegas, NV	—	460	15,440	2,226	460	17,666	1,530	19,656	8,498	1999	1999	30 Years

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation — December 31, 2023(continued)

(amounts in thousands)

					Gross amount at					Date of
					which carried					Completion of
	Initial Cost				at end of period				Accumulated	Construction,
Description	Encumbrance (c.)	Land	Building & Improv.	Adjustments to Basis (a.)	Land	Building & Improvements	CIP	Total	Depreciation as of Dec. 31, 2023	Acquisition or Significant improvement	Date Acquired	Average Depreciable Life
Summerlin Hospital MOB II Las Vegas, NV	—	370	16,830	2,844	370	19,674	864	20,908	8,833	2000	2000	30 Years
Summerlin Hospital MOB III Las Vegas, NV (f.)	12,301	—	14,900	3,500	—	18,400	22	18,422	6,761	2009	2009	36 Years
Emory at Dunwoody Building Dunwoody, GA	—	782	3,455	—	782	3,455		4,237	1,528	2011	2011	35 Years
Forney Medical Plaza Forney, TX	—	910	11,960	1,126	910	13,086		13,996	5,368	2011	2011	35 Years
Lake Pointe Medical Arts Building Rowlett, TX	—	1,100	9,000	1,058	1,100	10,058		11,158	3,950	2011	2011	35 Years
Tuscan Professional Building Irving, TX	1,060	1,100	12,525	3,301	1,100	15,826	9	16,935	6,611	2011	2011	35 Years
PeaceHealth Medical Clinic Bellingham, WA	—	1,900	24,910	921	1,900	25,831		27,731	9,905	2012	2012	35 Years
Northwest Texas Professional Office Tower Amarillo, TX (f.)	—	—	7,180	1,526	—	8,706		8,706	3,157	2012	2012	35 Years
Ward Eagle Office Village Farmington Hills, MI	—	220	3,220	200	220	3,420		3,640	1,260	2013	2013	35 Years
5004 Poole Road MOB Denison, TX	—	96	529	—	96	529		625	185	2013	2013	35 Years
Desert Valley Medical Center Phoenix, AZ	—	2,280	4,624	1,408	2,280	6,032	11	8,323	2,593	1996	1996	30 Years
Hanover Emergency Center Mechanicsville, VA	—	1,300	6,224	—	1,300	6,224		7,524	1,953	2014	2014	35 Years
Haas Medical Office Park Ottumwa, IA (g.)	—	—	3,571	—	—	3,571		3,571	1,064	2015	2015	35 Years
South Texas ER at Mission Mission, TX	—	1,441	4,696	—	1,441	4,696		6,137	1,404	2015	2015	35 Years
3811 E. Bell Phoenix, AZ	—	930	6,929	2,397	930	9,326	263	10,519	3,969	2010	2010	30 Years
The Northwest Medical Center at Sugar Creek Bentonville, AR	—	1,100	2,870	140	1,100	3,010		4,110	979	2014	2014	35 Years
Rosenberg Children’s Medical Plaza Phoenix, AZ (g.)	11,771	—	23,302	158	—	23,460		23,460	7,453	2001	2001	35 Years
Phoenix Children’s East Valley Care Center Phoenix, AZ	7,930	1,050	10,900	—	1,050	10,900		11,950	3,446	2006	2006	35 Years
Palmdale Medical Plaza Palmdale, CA (f.)	—	—	10,555	1,846	—	12,401	836	13,237	4,430	2008	2008	34 Years
Piedmont-Roswell Physician Center Sandy Springs, GA	—	2,338	2,128	—	2,338	2,128		4,466	798	2015	2015	30 Years
Piedmont-Vinings Physician Center Vinings, GA	—	1,348	2,418	—	1,348	2,418		3,766	876	2015	2015	30 Years
Santa Fe Professional Plaza Scottsdale, AZ	—	1,090	1,960	672	1,090	2,632		3,722	1,166	1999	1999	30 Years
Sierra San Antonio Medical Plaza Fontana, CA (g.)	—	—	11,538	876	—	12,414	336	12,750	4,867	2006	2006	30 Years
Vista Medical Terrace & Sparks MOB Sparks, NV (f.)	—	—	9,276	2,533	—	11,809	123	11,932	5,056	2008	2008	30 Years
South Texas ER at Weslaco Weslaco ,TX	—	1,749	4,879	—	1,749	4,879		6,628	1,468	2015	2015	35 Years
Chandler Corporate Center III Chandler, AZ	—	2,328	14,131	—	2,328	14,131		16,459	5,176	2016	2016	35 Years
Frederick Crestwood MOB Frederick, MD	—	2,265	18,731	—	2,265	18,731		20,996	5,281	2016	2016	35 Years
Madison Professional Office Building Madison, AL	—	2,296	6,411	133	2,296	6,544		8,840	1,987	2016	2016	35 Years
2704 North Tenaya Way MOB Las Vegas, NV	—	3,032	10,602	—	3,032	10,602		13,634	2,850	2016	2016	35 Years
Henderson Medical Plaza Henderson, NV (f.)	—	—	10,718	10,500	—	21,218	54	21,272	8,538	2017	2017	35 Years
Health Center at Hamburg Hamburg, PA	—	696	3,406	—	696	3,406		4,102	886	2017	2017	35 Years
Las Palmas Del Sol Emergency Center - West El Paso, TX	—	801	5,029	—	801	5,029		5,830	1,180	2017	2017	35 Years
Beaumont Medical Sleep Center Building Southfield, MI	—	254	2,968	—	254	2,968		3,222	667	2018	2018	35 Years
Clive Behavioral Health Clive, IA	—	1,330	—	33,954	1,330	33,954		35,284	4,258	2020	2019	35 Years

					Gross amount at					Date of
					which carried					Completion of
	Initial Cost				at end of period				Accumulated	Construction,
Description	Encumbrance (c.)	Land	Building & Improv.	Adjustments to Basis (a.)	Land	Building & Improvements	CIP	Total	Depreciation as of Dec. 31, 2023	Acquisition or Significant improvement	Date Acquired	Average Depreciable Life
Bellin Health Family Medicine Center Escanaba, MI	—	605	3,906	0	605	3,906		4,511	651	2019	2019	35 Years
Sand Point Medical Properties Escanaba, MI	—	265	1,654	—	265	1,654		1,919	203	2020	2020	35 Years
Fire Mesa, LLC Las Vegas, NV		2,400	9,671		2,400	9,671		12,071	1,209	2021	2021	35 Years
Texoma Medical Plaza Denison, TX (f)(h)	—	—	19,771	214	—	19,985		19,985	6,764	2021	2021	39 Years
Sierra Medical Plaza I Reno, NV (f)(i)	—	—	24,370	28	—	24,398	4,022	28,420	771	2023	2021	35 Years
Beaumont Heart & Vascular Center Dearborn, MI	—	537	4,434		537	4,434		4,971	356	2022	2022	35 Years
140 Thomas Johnson Drive Frederick, MD	—	1,197	5,635		1,197	5,635		6,832	414	2022	2022	35 Years
McAllen Doctor's Center McAllen, TX	—	1,343	4,440		1,343	4,440		5,783	98	2023	2023	35 Years
TOTALS (j.)	$33,062	$55,134	$531,613	$109,913	$56,870	$639,790	$9,584	$706,244	$262,449

a. Consists of costs subsequent to acquisition that were capitalized, divested or written down in connection with asset impairments and hurricane related damage.

b. During 2008, a $4.6 million provision for asset impairment was recorded in connection with the real estate assets of Southern Crescent Center I & Southern Crescent Center II.

c. Consists of outstanding balances as of December 31, 2023 on third-party debt that is non-recourse to us.

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

i. New construction project related to a new MOB located in Reno, Nevada, which was substantially completed in March, 2023 and is located on the campus of a UHS wholly-owned hospital that was completed and opened in April, 2022.

j. The aggregate cost for federal income tax purposes is $710 million (unaudited) with a net book value of $422 million (unaudited).

In addition to the real estate properties listed in the table above, as part of the December 31, 2021 asset purchase and sale agreement with UHS, as amended and as discussed herein, a wholly-owned subsidiary of UHS purchased the real estate assets of the Inland Valley Campus of Southwest Healthcare System from us, and transferred the real estate assets of two wholly-owned subsidiaries of UHS (Aiken Regional Medical Center and Canyon Creek Behavioral Health). The real estate assets received from UHS are recorded as a financing receivable from UHS on our Consolidated Balance Sheet at December 31, 2023. Please see Note 2 for additional disclosure.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO SCHEDULE III

DECEMBER 31, 2023

(amounts in thousands)

(1) RECONCILIATION OF REAL ESTATE PROPERTIES

The following table reconciles the Real Estate Properties from January 1, 2021 to December 31, 2023:

	2023	2022	2021
Balance at January 1,	$697,969	$663,733	$660,449
Impact of consolidation of an LP (a.)	-	-	19,771
Additions (b.)	17,505	22,555	11,346
Acquisitions	5,783	11,802	12,071
Disposals/Divestitures (c.)	(15,013)	(121)	(39,904)
Balance at December 31,	$706,244	$697,969	$663,733

(2) RECONCILIATION OF ACCUMULATED DEPRECIATION

The following table reconciles the Accumulated Depreciation from January 1, 2021 to December 31, 2023:

	2023	2022	2021
Balance at January 1,	$248,772	$225,584	$216,648
Impact of consolidation of an LP (a.)	-	-	4,847
Disposals/Divestitures (c.)	(10,882)	(121)	(19,796)
Depreciation expense	24,559	23,309	23,885
Balance at December 31,	$262,449	$248,772	$225,584

(a)
During the fourth quarter of 2021, we purchased the 5% minority ownership interest held by a third-party member in an LP in which we previously held a non-controlling majority ownership interest. As a result of this minority interest purchase, we now own 100% of the LP and the financial results are included in our consolidated financial statements.
(b)
Included in the additions for 2023, 2022 and 2021 are approximately $7.5 million, $18.0 million and $2.9 million related to the construction of a new MOB, which was substantially completed in March, 2023, and is located on the campus of a UHS wholly-owned hospital that was completed and opened in April, 2022.
(c)
The 2023 year includes the sale of the Corpus Christi facility, as well as the demolition of the building previously located on the now-vacant land in Chicago, Illinois. The 2021 year includes the sale of the Auburn Medical Office Building II, the sale of the Children’s Clinic at Springdale as well as the exchange of Inland Valley Campus of Southwest Healthcare System, located in Wildomar, CA.