Form 10-Q
period 2024-03-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2024-05-08
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of common shares of beneficial interest outstanding at April 30, 2024—13,825,080

UNIVERSAL HEALTH REALTY INCOME TRUST

This Quarterly Report on Form 10-Q is for the quarter ended March 31, 2024. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

As disclosed in this Quarterly Report, including in Note 2 to the condensed consolidated financial statements—Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions, a wholly-owned subsidiary of UHS (UHS of Delaware, Inc.) serves as our Advisor pursuant to the terms of an annually renewable Advisory Agreement dated December 24, 1986, and as amended and restated as of January 1, 2019. The Advisory Agreement expires on December 31 of each year, however, it is renewable by us, subject to a determination by our Trustees who are unaffiliated with UHS, that the Advisor’s performance has been satisfactory. The Advisory Agreement was renewed for 2024 with the same terms as the Advisory Agreement in place during 2023 and 2022. Our officers are all employees of UHS through its wholly-owned subsidiary, UHS of Delaware, Inc. In addition, five of our hospital facilities are leased to wholly-owned subsidiaries of UHS, one of our hospital facilities is leased to a joint venture between a wholly-owned subsidiary of UHS and a third party, and subsidiaries of UHS are tenants of twenty-one medical/office buildings or free-standing emergency departments, that are either wholly or jointly-owned by us. Any reference to “UHS” or “UHS facilities” in this report is referring to Universal Health Services, Inc.’s subsidiaries, including UHS of Delaware, Inc.

In this Quarterly Report, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 95%. As of March 31, 2024, we had investments in four jointly-owned LLCs/LPs. We currently account for our share of the income/loss from these investments by the equity method (see Note 5 to the condensed consolidated financial statements included herein).

Part I. Financial Information

Item I. Financial Statements

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2024 and 2023

(amounts in thousands, except per share information)

(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Lease revenue - UHS facilities (a.)	$8,664	$7,787
Lease revenue - Non-related parties	14,487	13,361
Other revenue - UHS facilities	220	231
Other revenue - Non-related parties	409	481
Interest income on financing leases - UHS facilities	1,361	1,366
	25,141	23,226
Expenses:
Depreciation and amortization	6,809	6,618
Advisory fees to UHS	1,338	1,302
Other operating expenses	7,531	7,521
	15,678	15,441
Income before equity in income of unconsolidated limited liability companies ("LLCs") and interest expense	9,463	7,785
Equity in income of unconsolidated LLCs	384	371
Interest expense, net	(4,547)	(3,697)
Net income	$5,300	$4,459
Basic earnings per share	$0.38	$0.32
Diluted earnings per share	$0.38	$0.32

Weighted average number of shares outstanding - Basic	13,792	13,778
Weighted average number of shares outstanding - Diluted	13,824	13,803

(a.) Includes bonus rental on McAllen Medical Center, a UHS acute care hospital facility of $783 and $764 for the three-month periods ended March 31, 2024 and 2023, respectively.

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2024 and 2023

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net income	$5,300	$4,459
Other comprehensive gain/(loss):
Unrealized derivative gain/(loss) on cash flow hedges	191	(1,747)
Total other comprehensive gain/(loss):	191	(1,747)
Total comprehensive income	$5,491	$2,712

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(amounts in thousands, except share information)

(unaudited)

	March 31,	December 31,
	2024	2023
Assets:
Real Estate Investments:
Buildings and improvements and construction in progress	$650,622	$649,374
Accumulated depreciation	(268,544)	(262,449)
	382,078	386,925
Land	56,870	56,870
Net Real Estate Investments	438,948	443,795
Financing receivable from UHS	83,162	83,279
Net Real Estate Investments and Financing receivable	522,110	527,074
Investments in and advances to limited liability companies ("LLCs")	14,632	9,102
Other Assets:
Cash and cash equivalents	7,697	8,212
Lease and other receivables from UHS	6,645	6,180
Lease receivable - other	8,219	8,166
Intangible assets (net of accumulated amortization of $11.0 million and $12.5 million, respectively)	8,653	9,110
Right-of-use land assets, net	10,939	10,946
Deferred charges, notes receivable and other assets, net	17,294	17,579
Total Assets	$596,189	$596,369
Liabilities:
Line of credit borrowings	$333,650	$326,600
Mortgage notes payable, non-recourse to us, net	32,506	32,863
Accrued interest	1,088	490
Accrued expenses and other liabilities	10,189	13,500
Ground lease liabilities, net	10,939	10,946
Tenant reserves, deposits and deferred and prepaid rents	11,359	11,036
Total Liabilities	399,731	395,435
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2024 - 13,824,063; 2023 - 13,823,899	138	138
Capital in excess of par value	270,454	270,398
Cumulative net income	831,361	826,061
Cumulative dividends	(912,998)	(902,975)
Accumulated other comprehensive income	7,503	7,312
Total Equity	196,458	200,934
Total Liabilities and Equity	$596,189	$596,369

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended March 31, 2024

(amounts in thousands)

(unaudited)

	Common Shares		Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity
January 1, 2024	13,824	$138	$270,398	$826,061	$(902,975)	$7,312	$200,934
Shares of Beneficial Interest:
Issued	1	—	(146)	—	—	—	(146)
Restricted stock-based compensation expense	—	—	202	—	—	—	202
Dividends ($.725/share)	—	—	—	—	(10,023)	—	(10,023)
Comprehensive income:
Net income	—	—	—	5,300	—	—	5,300
Unrealized net gain on cash flow hedges	—	—	—	—	—	191	191
Subtotal - comprehensive income				5,300		191	5,491
March 31, 2024	13,825	$138	$270,454	$831,361	$(912,998)	$7,503	$196,458

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended March 31, 2023

(amounts in thousands)

(unaudited)

	Common Shares		Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity

January 1, 2023	13,803	$138	$269,472	$810,661	$(863,181)	$12,011	$229,101
Shares of Beneficial Interest:
Issued	1	—	38	—	—	—	38
Restricted stock-based compensation expense	—	—	188	—	—	—	188
Dividends ($.715/share)	—	—	—	—	(9,869)	—	(9,869)
Comprehensive income:
Net income	—	—	—	4,459	—	—	4,459
Unrealized net loss on cash flow hedges	—	—	—	—	—	(1,747)	(1,747)
Subtotal - comprehensive income				4,459		(1,747)	2,712
March 31, 2023	13,804	$138	$269,698	$815,120	$(873,050)	$10,264	$222,170

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$5,300	$4,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,809	6,618
Amortization related to above/below market leases, net	(46)	(39)
Amortization of debt premium	-	(12)
Amortization of deferred financing costs	193	171
Stock-based compensation expense	202	188
Changes in assets and liabilities:
Lease receivable	(136)	(533)
Accrued expenses and other liabilities	(1,386)	(1,610)
Tenant reserves, deposits and deferred and prepaid rents	(59)	179
Accrued interest	598	(36)
Leasing costs paid	(379)	(200)
Other, net	642	883
Net cash provided by operating activities	11,738	10,068
Cash flows from investing activities:
Investments in LLCs	(5,892)	(3,869)
Advances made to third-party partners	(128)	-
Cash distributions from LLCs	371	64
Advance received from LLC	-	3,500
Additions to real estate investments, net	(3,296)	(5,003)
Deposit on real estate assets	-	(100)
Net cash used in investing activities	(8,945)	(5,408)
Cash flows from financing activities:
Net borrowings on the line of credit	7,050	10,300
Repayments of mortgage notes payable	(372)	(4,612)
Financing costs paid	(30)	(30)
Dividends paid	(10,000)	(9,851)
Issuance of shares of beneficial interest, net	44	39
Net cash used in financing activities	(3,308)	(4,154)
(Decrease)/increase in cash and cash equivalents	(515)	506
Cash and cash equivalents, beginning of period	8,212	7,614
Cash and cash equivalents, end of period	$7,697	$8,120
Supplemental disclosures of cash flow information:
Interest paid	$3,756	$3,723
Invoices accrued for construction and improvements	$899	$832

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the quarter ended March 31, 2024. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%. As of March 31, 2024, we had investments in four jointly-owned LLCs/LPs. We currently account for our share of the income/loss from these investments by the equity method (see Note 5).

The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the SEC and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, the notes thereto and accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2023.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes.

(2) Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions

Leases: We commenced operations in 1986 by purchasing certain properties from subsidiaries of UHS and immediately leasing the properties back to the respective subsidiaries. The base rentals and lease and renewal terms for each of the hospitals leased to subsidiaries of UHS as of March 31, 2024, are provided below. The base rents are paid monthly. The lease on McAllen Medical Center also provides for bonus rent which is paid quarterly based upon a computation that compares the hospital’s current quarter revenue to a corresponding quarter in the base year. The hospital leases with subsidiaries of UHS, with the exception of the lease on Clive Behavioral Health Hospital (which is operated by UHS in a joint venture with an unrelated third party), are unconditionally guaranteed by UHS and are cross-defaulted with one another. The lease for the Clive facility is guaranteed on a several basis by UHS (52%) and Catholic Health Initiatives-Iowa (48%).

The combined revenues generated from the leases on the three acute care and three behavioral health care hospital facilities leased to subsidiaries of UHS at March 31, 2024, accounted for approximately 24% and 26% of our consolidated revenues for the three months ended March 31, 2024 and 2023, respectively. In addition to the six UHS hospital facilities, we have twenty-one properties consisting of medical/office buildings, (including one newly constructed medical office building ("MOB") that was substantially completed during the first quarter of 2023 and one MOB that was acquired during the third quarter of 2023), and FEDs that are either wholly or jointly-owned by us that include tenants which are subsidiaries of UHS. The aggregate revenues generated from UHS-related tenants comprised approximately 41% and 40% of our consolidated revenues during the three months ended March 31, 2024 and 2023, respectively.

On December 31, 2021, we entered into an asset purchase and sale agreement with UHS and certain of its affiliates, which was amended during the first quarter of 2022, pursuant to the terms of which: (i) a wholly-owned subsidiary of UHS purchased from us, the real estate assets of the Inland Valley Campus of Southwest Healthcare System located in Wildomar, California, at its fair market value of $79.6 million; (ii) two wholly-owned subsidiaries of UHS transferred to us, the real estate assets of Aiken Regional Medical Center, (“Aiken”), located in Aiken, South Carolina (which includes an acute care hospital and a behavioral health pavilion), at its fair-market value of approximately $57.7 million, and Canyon Creek Behavioral Health (“Canyon Creek”), located in Temple, Texas, at its fair-market value of approximately $26.0 million, and; (iii) we paid approximately $4.1 million in cash to UHS.

As a result of UHS’ purchase option within the lease agreements of Aiken and Canyon Creek, the transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and the properties acquired by us in connection with the asset purchase and sale agreement with UHS, as amended, were accounted for as financing arrangements and our consolidated balance sheets as of March 31, 2024 and December 31, 2023 include financing receivables related to this transaction of $83.2 million and $83.3 million, respectively.

Also on December 31, 2021, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases as amended, (with us as lessor), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033. Subject to the terms of the master lease, Aiken and Canyon Creek have the right to renew their leases, at the then current fair market rent (as defined in the master lease), for seven, five-year optional renewal terms. Pursuant to the leases, as amended during the first quarter of 2022, the aggregate annual rental rate during 2024 on the acquired properties, which is payable to us on a monthly basis, is approximately $5.9 million ($4.1 million related to Aiken and $1.8 million related to Canyon Creek). The portion of the lease payments that is included in our consolidated statements of income, and reflected as interest income on financing leases, was approximately $1.4 million for each of the three months ended March 31, 2024 and 2023. There is no bonus rental component applicable to either of these leases.

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

The table below details the existing lease terms and renewal options for each of the hospital leases that are related to UHS as of March 31, 2024, consisting of three acute care hospitals and three behavioral health hospitals:

Hospital Name	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	$5,485,000	December, 2026	5	(a)
Wellington Regional Medical Center	$6,639,000	December, 2026	5	(b)
Aiken Regional Medical Center/Aurora Pavilion Behavioral Health Services	$4,072,000	December, 2033	35	(c)
Canyon Creek Behavioral Health	$1,841,000	December, 2033	35	(c)
Clive Behavioral Health Hospital	$2,775,000	December, 2040	50	(d)

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

Upon the December 31, 2021 expiration of the lease on Wellington Regional Medical Center located in West Palm Beach, Florida, a wholly-owned subsidiary of UHS exercised its fair market value renewal option and renewed the lease for a 5-year term scheduled to expire on December 31, 2026. Effective January 1, 2024, the annual lease rate for this hospital, which is payable to us monthly, is $6.6 million and on each January 1st thereafter through 2026, the annual rent will increase by 2.50% on a cumulative and compounded basis (there is no bonus rental component of the lease payment).

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

During the first quarter of 2023, construction was substantially completed on Sierra Medical Plaza I, a multi-tenant MOB located in Reno, Nevada, consisting of approximately 86,000 rentable square feet. This MOB is located on the campus of the Northern Nevada Sierra Medical Center, a newly constructed acute care hospital that is owned and operated by a wholly-owned subsidiary of UHS, which was completed and opened during April of 2022. The cost of the MOB is estimated to be approximately $35 million, approximately $29 million of which was incurred as of March 31, 2024. In connection with this MOB, we entered into a ground lease and master flex-lease agreement with a wholly-owned subsidiary of UHS. The master flex lease agreement has a ten-year term scheduled to expire on March 31, 2033, and covers approximately 68% of the rentable square feet of the MOB at an initial minimum rent of $1.3 million annually plus a pro-rata share of the common area maintenance expenses. The master flex-lease is subject to a reduction during the term based upon the execution of third-party leases. The ground lease and the master flex lease each commenced during March, 2023.

We are the lessee on thirteen ground leases with subsidiaries of UHS (for consolidated and unconsolidated investments), including one that commenced in March, 2023. The remaining lease terms on the ground leases with subsidiaries of UHS range from approximately 25 years to approximately 74 years. The annual aggregate lease payments on these properties are approximately $571,000 during each of the years ended 2024 through 2028, and an aggregate of $31.3 million thereafter. See Note 7 for additional lease accounting disclosure.

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of March 31, 2024 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time special compensation awards in the form of restricted stock and/or cash bonuses.

Advisory Agreement: UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an advisory agreement dated December 24, 1986, and as amended and restated as of January 1, 2019 (the “Advisory Agreement”). Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory. The Advisory Agreement was renewed for 2024 with the same terms as the Advisory Agreement in place during 2023 and 2022.

Our advisory fee for the three months ended March 31, 2024 and 2023, was computed at 0.70% of our average invested real estate assets, as derived from our condensed consolidated balance sheets. Based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the advisory fee computation remained unchanged for 2024 as compared to 2023 and 2022. The average real estate assets for advisory fee calculation purposes exclude certain items from our condensed consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, lease receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Advisory fees incurred and paid (or payable) to UHS amounted to approximately $1.3 million for each of the three-month periods ended March 31, 2024 and 2023, and were based upon average invested real estate assets of $765 million and $744 million, respectively.

Share Ownership: As of March 31, 2024 and December 31, 2023, UHS owned 5.7% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from the UHS-related tenants comprised approximately 41% and 40% of our consolidated revenues during the three-month periods ended March 31, 2024 and 2023, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends

Dividends and dividend equivalents:

During the first quarter of 2024, we declared and paid dividends of approximately $10.0 million or $.725 per share. We declared and paid dividends of approximately $9.9 million or $.720 per share, during the first quarter of 2023. Dividend equivalents, which are applicable to shares of unvested restricted stock, were accrued during the first three months of 2024 and 2023 and were or will be paid upon vesting of the restricted stock.

(4) Acquisitions and Divestitures

Three Months Ended March 31, 2024:

Acquisitions:

There were no acquisitions during the first three months of 2024.

Divestitures:

There were no divestitures during the first three months of 2024.

Three Months Ended March 31, 2023:

New Construction:

In January 2022, we entered into a ground lease and master flex-lease agreement with a wholly-owned subsidiary of UHS to develop, construct and own the real property of Sierra Medical Plaza I, an MOB located in Reno, Nevada, consisting of approximately 86,000 rentable square feet. This MOB is located on the campus of the Northern Nevada Sierra Medical Center, a hospital that is owned and operated by a wholly-owned subsidiary of UHS, which was completed and opened during April of 2022. Construction of this MOB, for which we engaged a non-related third party to act as construction manager, commenced in January, 2022, and was substantially completed in March, 2023. The master flex lease agreement in connection with this building, which commenced in March, 2023 and has a ten-year term scheduled to expire on March 31, 2033, covers approximately 68% of the rentable square feet of the MOB at an initial minimum rent of $1.3 million annually, plus pro-rata share of the common area maintenance expenses. This master flex lease agreement is subject to reduction based upon the execution of third-party leases. Additionally, during the three months ended March 31, 2023, the ground lease for this property commenced and a right-of-use asset and lease liability was recorded in connection with this lease. The cost of the MOB is estimated to be approximately $35 million, approximately $29 million of which was incurred as of March 31, 2024.

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

At March 31, 2024, we have non-controlling equity investments or commitments in four jointly-owned LLCs/LPs which own MOBs. As of March 31, 2024 we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities which we are the primary beneficiary nor do we have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash funding is typically advanced as equity or member loans. These entities maintain property insurance on the properties.

The following property table represents the four LLCs/LPs in which we owned a non-controlling interest and were accounted for under the equity method as of March 31, 2024:

Name of LLC/LP	Ownership	Property Owned by LLC/LP
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)(b.)	74%	Mid Coast Hospital MOB
FTX MOB Phase II (c.)	95%	Forney Medical Plaza II
Grayson Properties II (d.)(e.)	95%	Texoma Medical Plaza II
(a.)
This LLC has a third-party term loan of $8.4 million, which is non-recourse to us, outstanding as of March 31, 2024.
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
(d.)
This LP constructed, owns and operates the Texoma Medical Plaza II, on which construction substantially completed in December 2020. The MOB is located in Denison, Texas, on the campus of a hospital owned and operated by a wholly-owned subsidiary of UHS. We have committed to invest up to $10.2 million in equity and debt financing, $7.6 million of which has been funded as of March 31, 2024. This LP entered into a third-party construction loan commitment, which is non-recourse to us, which had an outstanding balance of $7.0 million as of March 31, 2024. Monthly principal and interest payments on this loan commenced on January 1, 2023. During the first quarter of 2024, $5.7 million of the third-party construction loan was repaid utilizing pro rata equity contributions from the partners. The third-party partner's share of the pro rata equity contributions was partially funded with a six-month, $128,000 partner loan from us. Our share of the pro rata equity contributions, as well as the third-party partner loan, were funded utilizing borrowings from our revolving credit agreement. As a result of the repayment of a portion of the construction loan, an associated $3.1 million letter of credit was terminated.
(e.)
We are the lessee with a UHS-related party for the land related to this property.

Below are the condensed combined statements of income (unaudited) for the four LLCs/LPs accounted for under the equity method at March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(amounts in thousands)
Revenues	$2,250	$2,226
Operating expenses	898	905
Depreciation and amortization	474	455
Interest, net	159	241
Net income	$719	$625
Our share of net income	$384	$371

Below are the condensed combined balance sheets (unaudited) for the four above-mentioned LLCs/LPs that were accounted for under the equity method as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(amounts in thousands)
Net property, including construction in progress	$28,096	$28,488
Other assets (a.)	4,556	4,667
Total assets	$32,652	$33,155

Other liabilities (a.)	$2,115	$2,074
Mortgage notes payable, non-recourse to us	15,395	21,206
Equity	15,142	9,875
Total liabilities and equity	$32,652	$33,155

Investments in and advances to LLCs before amounts included in
accrued expenses and other liabilities	$14,632	$9,102
Amounts included in accrued expenses and other liabilities	(1,738)	(1,729)
Our share of equity in LLCs, net	$12,894	$7,373

(a.)
Other assets and other liabilities as of March 31, 2024 and December 31, 2023 include approximately $652,000 and $651,000, respectively, of right-of-use land assets and right-of-use land liabilities related to ground leases whereby the LLC/LP is the lessee, with third party lessors, including subsidiaries of UHS.

As of March 31, 2024, and December 31, 2023, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs/LPs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

	Mortgage Loan Balance (a.)
Name of LLC/LP	3/31/2024	12/31/2023	Maturity Date
Brunswick Associates (2.80% fixed rate mortgage loan)	$8,384	$8,453	December, 2030
Grayson Properties II (3.70% fixed rate construction loan) (b.)	7,011	12,753	March, 2026
	$15,395	$21,206
(a.)
All mortgage loans require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(b.)
This construction loan required interest on the outstanding principal balance to be paid on a monthly basis through December 1, 2022. On January 1, 2023, monthly principal and interest payments on this loan commenced. During the first quarter of 2024, $5.7 million of the third-party construction loan was repaid utilizing pro-rate equity contributions from the partners, as discussed above. As a result of the repayment of a portion of the construction loan, an associated $3.1 million letter of credit was terminated.

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

(6) Recent Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued an accounting standard classified under FASB ASC Topic 848, “Reference Rate Reform.” The amendments in this update contain practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASC 848 is optional and may be elected over time as reference rate reform activities occur. Beginning in the first quarter of 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We will continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate

Reform to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 has no impact on the Company’s condensed consolidated financial statements for the three months ended March 31, 2024.

(7) Lease Accounting

As Lessor:

We lease most of our operating properties to customers under agreements that are typically classified as operating leases (as noted below, two of our leases are accounted for as financing arrangements effective on December 31, 2021). We recognize the total minimum lease payments provided for under the operating leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses, including common area maintenance, real estate taxes and insurance are recovered from our customers. We record amounts reimbursed by customers in the period that the applicable expenses are incurred, which is generally ratably throughout the term of the lease. We have elected the package of practical expedients that allows lessors to not separate lease and non-lease components by class of underlying asset. This practical expedient allowed us to not separate expenses reimbursed by our customers (“tenant reimbursements”) from the associated rental revenue if certain criteria were met. We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated tenant reimbursements are the same, and for the leases that qualify as operating leases, we accounted for and presented rental revenue and tenant reimbursements as a single component under Lease revenue in our consolidated statements of income for the three months ended March 31, 2024 and 2023.

On December 31, 2021, as a result of the asset purchase and sale transaction with UHS, as amended during the first quarter of 2022, the real estate assets of two wholly-owned subsidiaries of UHS were transferred to us (Aiken and Canyon Creek). As discussed in Note 2, these assets are accounted for as financing arrangements and our consolidated balance sheets at March 31, 2024 and December 31, 2023 reflect financing receivables related to this transaction amounting to $83.2 million and $83.3 million, respectively. Pursuant to the leases, as amended during the first quarter of 2022, the aggregate annual rental during 2024 on the acquired properties, which is payable to us on a monthly basis, amounts to approximately $5.9 million ($4.1 million related to Aiken and $1.8 million related to Canyon Creek). The portion of these lease payments that will be included in our consolidated statements of income, and reflected as interest income on financing leases, is expected to be approximately $5.4 million during the full year of 2024. Lease revenue will not be impacted by the lease payments received related to these two properties.

The components of the “Lease revenue – UHS facilities” and “Lease revenue – Non-related parties” captions for the three month periods ended March 31, 2024 and 2023 are disaggregated below (in thousands). Base rents are primarily stated rent amounts provided for under the leases that are recognized on a straight-line basis over the term of the lease. Bonus rents and tenant reimbursements represent amounts where tenants are contractually obligated to pay an amount that is variable in nature.

	Three Months Ended
	March 31,
	2024	2023
UHS facilities:
Base rents	$6,972	$6,274
Bonus rents (a.)	783	764
Tenant reimbursements	909	749
Lease revenue - UHS facilities	$8,664	$7,787

Non-related parties:
Base rents	11,172	10,234
Tenant reimbursements	3,315	3,127
Lease revenue - Non-related parties	$14,487	$13,361

(a.) Consists of bonus rental earned in connection with McAllen Medical Center.

Disclosures Related to Certain Hospital Facilities:

Vacant Specialty Facility and Land:

Chicago, Illinois - Land:

Demolition of the former specialty hospital located in Chicago, Illinois, was completed during 2023. The aggregate demolition expenses amounted to approximately $1.5 million, (approximately $1.1 million of which were incurred during the first and second quarters of 2023 and $332,000 of which were incurred during the fourth quarter of 2022). The operating expenses incurred by us in connection with this property were $95,000 during the first quarter of 2024 and $417,000 during the first quarter of 2023 (or $152,000 excluding the $265,000 of demolition costs incurred during the first quarter of 2023). The lease on this facility expired on December 31, 2021.

Evansville, Indiana - Facility:

The lease on the specialty facility, located in Evansville, Indiana, expired during 2019 and the facility has been vacant since that time. The operating expenses incurred by us in connection with this facility were approximately $83,000 and $103,000 during the three months ended March 31, 2024 and 2023, respectively.

We continue to market the two above-mentioned properties to third parties. Future operating expenses related to these properties will be incurred by us during the time they remain owned and unleased.

As Lessee:

We are the lessee with various third parties, including subsidiaries of UHS, in connection with ground leases for land at fifteen of our consolidated properties. Our right-of-use land assets represent our right to use the land for the lease term and our lease liabilities represent our obligation to make lease payments arising from the leases. Right-of-use assets and lease liabilities were recognized upon adoption of Topic 842 based on the present value of lease payments over the lease term. We utilized our estimated incremental borrowing rate, which was derived from information available as of January 1, 2019, or the commencement date of the ground lease, whichever is later, in determining the present value of lease payments for active leases on that date. A right-of-use asset and lease liability are not recognized for leases with an initial term of 12 months or less, as these short-term leases are accounted for similarly to previous guidance for operating leases. We do not currently have any ground leases with an initial term of 12 months or less. As of March 31, 2024, our condensed consolidated balance sheet includes right-of-use land assets of approximately $10.9 million and ground lease liabilities of approximately $10.9 million. During the first quarter of 2023, the ground lease for the newly constructed and substantially completed Sierra Medical Plaza I commenced and a right-of-use asset and lease liability was recorded in connection with this lease.

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

The margins over adjusted term SOFR, Base Rate and the facility fee are based upon our total leverage ratio. At March 31, 2024, the applicable margin over the adjusted term SOFR rate was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%.

At March 31, 2024, we had $333.7 million of outstanding borrowings pursuant to the terms of our $375 million Credit Agreement. We had $41.3 million of available borrowing capacity, net of the outstanding borrowings as of March 31, 2024. There are no compensating balance requirements. At December 31, 2023, we had $326.6 million of outstanding borrowings, $3.1 million of outstanding letters of credit and $45.3 million of available borrowing capacity.

In our consolidated statements of cash flows, we report cash flows pursuant to our Credit Agreement on a net basis. Aggregate borrowings under our Credit Agreement were $21.9 million and $19.8 million during the quarters ended March 31, 2024 and 2023, respectively, and aggregate repayments were $14.8 million and $9.5 million during the quarters ended March 31, 2024 and 2023, respectively.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts then outstanding under the Credit Agreement. We are in compliance with all of the covenants in the Credit Agreement at March 31, 2024, and were in compliance with all of the covenants of the Credit Agreement at December 31, 2023. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	March 31, 2024	December 31, 2023
Tangible net worth	> =$125,000	$187,805	$191,824
Total leverage	< 60%	44.4%	44.5%
Secured leverage	< 30%	4.0%	4.1%
Unencumbered leverage	< 60%	45.2%	44.2%
Fixed charge coverage	> 1.50x	3.1x	3.1x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of March 31, 2024 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
Summerlin Hospital Medical Office Building III fixed rate mortgage loan (b.)	12,235	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	890	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	7,860	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	11,705	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	32,690
Less net financing fees	(184)
Total mortgages notes payable, non-recourse to us, net	$32,506

(a.)
All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)
Upon the April 10, 2024 maturity date, this loan was fully repaid utilizing borrowings under our Credit Agreement.

At March 31, 2024 and December 31, 2023, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of March 31, 2024, had a combined carrying value of approximately $32.7 million and a combined fair value of approximately $30.7 million. The mortgages outstanding as of December 31, 2023, had a combined carrying value of approximately $33.1 million and a combined fair value of approximately $31.2 million. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosure in connection with debt instruments. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At March 31, 2024, the fair value of our interest rate swaps was a net asset of $7.5 million which is included in deferred charges and other assets on the accompanying condensed consolidated balance sheet. During the first quarter of 2024, we received approximately $1.6 million from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the first quarter of 2023, we received approximately $1.2 million from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity. Amounts are reclassified from AOCI to the income statement in the period or periods the hedged transaction affects earnings. We do not expect any gains or losses on our interest rate swaps to be reclassified to earnings in the next twelve months.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human-service related facilities currently including acute care hospitals, behavioral health care hospitals, specialty facilities, free-standing emergency departments, childcare centers and medical/office buildings. As of May 1, 2024, we have seventy-six real estate investments or commitments located in twenty-one states consisting of:

•
six hospital facilities consisting of three acute care hospitals and three behavioral health care hospitals;
•
four free-standing emergency departments (“FEDs”);
•
sixty medical/office buildings, including four owned by unconsolidated limited liability companies (“LLCs”)/limited liability partnerships (“LPs”);
•
four preschool and childcare centers;
•
one specialty facilities that are currently vacant, and;
•
one vacant parcel of land located in Chicago, Illinois.

Forward Looking Statements and Certain Risk Factors

You should carefully review all of the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. This Quarterly Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, or the negative of those words and expressions, as well as statements in future tense, identify forward-looking statements. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks described elsewhere herein and in our Annual Report on Form 10-K for the year ended December 31, 2023 in Item 1A Risk Factors and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements and Risk Factors and in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements and Certain Risk Factors, as included herein. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events and is subject to risks and uncertainties that are difficult to predict and many of which are outside of our control. Many factors could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

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

•
A substantial portion of our revenues are dependent upon one operator, UHS, which comprised approximately 41% and 40% of our consolidated revenues for three-month periods ended March 31, 2024 and 2023, respectively. As previously disclosed, on December 31, 2021, a wholly-owned subsidiary of UHS purchased the real estate assets of Inland Valley Campus of Southwest Healthcare System from us and in exchange, transferred the real estate assets of Aiken Regional Medical Center and Canyon Creek Behavioral Health to us. These transactions were approved by the Independent Trustees of our Board, as well as the UHS Board of Directors. The aggregate annual rental rate during 2024 pursuant to the leases, as amended, for the two facilities transferred to us is approximately $5.9 million; there is no bonus rent component applicable to either of these leases. Please see Note 7 to the condensed consolidated financial statements - Lease Accounting, for additional information related to this asset purchase and sale transaction between us and UHS.
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
•
The impact of the COVID-19 pandemic, which began in March, 2020, has at various times had a material effect on the operations and financial results of our tenants. We cannot predict if there will be future disruptions caused by COVID-19.
•
On January 19, 2024, President Biden signed into law fiscal year 2024 appropriations to federal agencies for continuing projects and activities through September 30, 2024. We cannot predict whether or not there will be future legislation averting a federal government shutdown, however, the operating results and results of operations of certain of our tenants, and therefore potentially ours, could be materially unfavorably impacted by a federal government shutdown.
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
•
There is a heightened risk of future cybersecurity threats, including ransomware attacks targeting healthcare providers. If successful, future cyberattacks could have a material adverse effect on our business. Any costs that we, or our third-party property managers, incur as a result of a data security incident or breach, including costs to update security protocols to mitigate such an incident or breach could be significant. Any breach or failure in our, our third-party property managers', our tenants’, or our or their respective third-party service providers’ operational security systems, can result in loss of data or an unauthorized disclosure of or access to sensitive or confidential member or protected personal or health information and could result in violations of applicable privacy and other laws, significant penalties or fines, litigation, loss of customers, significant damage to our or their reputation and business, and other liability or losses. We may also incur additional costs related to cybersecurity risk management and remediation. There can be no assurance that we, our third-party property managers, our tenants or our or their service providers, if applicable, will not suffer losses relating to cyber-attacks or other information security breaches in the future or that insurance coverage (if applicable) will be adequate to cover all the costs resulting from such events.
•
The outcome and effects of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, UHS or the other operators of our facilities. UHS and its subsidiaries are subject to legal actions, purported shareholder class actions and shareholder derivative cases, governmental investigations and regulatory actions and the effects of adverse publicity relating to such matters. Since UHS comprised approximately 41% of our consolidated revenues during the three months ended March 31, 2024, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-Q and 10-K, as publicly filed with the Securities and Exchange Commission. Those filings are the sole responsibility of UHS and are not incorporated by reference herein.
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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies or estimates from those disclosed in our 2023 Annual Report on Form 10-K.

Results of Operations

During the three-month period ended March 31, 2024, net income was $5.3 million, as compared to $4.5 million during the first quarter of 2023. The $841,000 increase was attributable to:

•
an increase of $1.4 million resulting from an aggregate net increase in the income generated at various properties, including a reduction of $193,000 in the building expenses related to vacant facilities, one of which was demolished in 2023 and one of which was divested during the fourth quarter of 2023;
•
an increase of $265,000 from demolition expenses incurred during the first quarter of 2023 related to our property located in Chicago, Illinois, and;
•
a decrease of $850,000 resulting from an increase in interest expense due to increases in our average borrowing rate as well as our average outstanding borrowings.

Revenues increased $1.9 million, or 8.2%, to $25.1 million during the three-month period ended March 31, 2024, as compared to $23.2 million during the three-month period ended March 31, 2023. The increase during the first quarter of 2024, as compared to the first quarter of 2023, was primarily due to an aggregate net increase generated at various properties, including the increased revenues generated at a newly constructed MOB located in Reno, Nevada, that opened during the first quarter of 2023, and the revenues generated at an MOB located in McAllen, Texas, that was acquired during the third quarter of 2023.

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

Other operating expenses amounted to $6.7 million during the first quarter of 2024 and $6.4 million during the first quarter of 2023 (excluding $265,000 of demolition expenses incurred during the first quarter of 2023). Included in our other operating expenses (excluding ground lease expenses) are expenses related to the consolidated medical office buildings which included two vacant properties during the first quarter of 2024 and three vacant properties during the first quarter of 2023 (the divestiture of one of these vacant properties was completed during the fourth quarter of 2023 and the demolition of one of these vacant properties was substantially completed during the second quarter of 2023). Our operating expenses include approximately $184,000 and $339,000 of aggregate operating expenses related to the vacant properties during the three months ended March 31, 2024 and 2023, respectively, as applicable.

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

Below is a reconciliation of our reported net income to FFO for the three-month periods ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income	$5,300	$4,459
Depreciation and amortization expense on consolidated investments	6,809	6,618
Depreciation and amortization expense on unconsolidated affiliates	304	293
Funds From Operations	$12,413	$11,370
Weighted average number of shares outstanding - Diluted	13,824	13,803
Funds From Operations per diluted share	$0.90	$0.82

Our FFO increased $1.0 million to $12.4 million during the first quarter of 2024, as compared to $11.4 million during the first quarter of 2023. The net increase was primarily due to: (i) an increase in net income of $841,000, as discussed above, and; (ii) an increase in depreciation and amortization expense incurred by our consolidated and unconsolidated affiliates.

Other Operating Results

Interest Expense:

As reflected in the schedule below, interest expense was $4.5 million and $3.7 million during the three-month periods ended March 31, 2024 and 2023, respectively (amounts in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Revolving credit agreement	$5,658	$4,495
Mortgage interest	344	438
Interest rate swaps income, net (a.)	(1,645)	(1,227)
Amortization of financing fees	193	171
Amortization of fair value of debt	-	(12)
Capitalized interest on major projects	-	(149)
Other interest	(3)	(19)
Interest expense, net	$4,547	$3,697

(a.)
As disclosed below in Quantitative and Qualitative Disclosures About Market Risk-Market Risks Associated with Financial Instruments, on December 1, 2023, we entered into a fourth interest rate swap with a notional amount of $25 million. During the three months ended March 31, 2024, net interest was paid to us from the counterparties pursuant to four interest rate swaps with a combined notional amount of $165 million. During the three months ended March 31, 2023, net interest was paid to us from the counterparties pursuant to three interest rates swaps with a combined notional amount of $140 million.

Interest expense increased by $850,000 during the three-month period ended March 31, 2024, as compared to the comparable period of 2023, due primarily to: (i) a $1.2 million increase in the interest expense on our revolving credit agreement primarily resulting from increases in our average cost of borrowings (6.96% average effective rate during the first quarter of 2024, as compared to 6.06% average effective rate during the comparable quarter of 2023) and in our average outstanding borrowings ($327.1 million during the three months ended March 31, 2024 as compared to $300.9 million in the comparable quarter of 2023); (ii) a $149,000 increase due to a decrease in capitalized interest on a major project that was substantially completed during the first quarter of 2023; (iii) a $50,000 net increase in other combined interest expenses, partially offset by; (iv) a $418,000 favorable change in interest rate swap income, and; (v) a $94,000 decrease in mortgage interest expense.

Disclosures Related to Certain Facilities

Please refer to Note 7 to the consolidated financial statements - Lease Accounting, for additional information regarding certain of our hospital facilities including information related to a vacant facility located in Evansville, Indiana, and a vacant parcel of land located in Chicago, Illinois. Please refer to Note 2 to the consolidated financial statements - Relationship with Universal Health Services, Inc.

("UHS") and Related Party Transactions for additional disclosure regarding the asset purchase and sale agreement, as amended, with wholly-owned subsidiaries of UHS that was completed on December 31, 2021.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $11.7 million during the three-month period ended March 31, 2024 as compared to $10.1 million during the comparable period of 2023. The $1.7 million net increase was attributable to:

•
a favorable change of $1.1 million due to an increase in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization related to above/below market leases, amortization of debt premium, as applicable, amortization of deferred financing costs and stock-based compensation), as discussed above;
•
a favorable change of $397,000 in lease receivable;
•
a favorable change of $224,000 in accrued expenses and other liabilities;
•
a favorable change of $634,000 in accrued interest;
•
an unfavorable change of $238,000 in tenant reserves, deposits and deferred and prepaid rents, and;
•
other combined net unfavorable changes of $420,000.

Net cash used in investing activities

Net cash used in investing activities was $8.9 million during the first three months of 2024 as compared to $5.4 million during the first three months of 2023.

During the three-month period ended March 31, 2024 we funded: (i) $5.9 million in equity investments in unconsolidated LLCs; (ii) $3.3 million in additions to real estate investments including construction costs related to the Sierra Medical Plaza I medical office building located in Reno, Nevada, that was substantially completed during the first quarter of 2023, as well as tenant improvements at various MOBs, and; (iii) $128,000 in an advance made to a third-party partner of an unconsolidated LLC. In addition, during the three months ended March 31, 2024, we received $371,000 of cash in excess of income from LLCs.

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

Net cash used in financing activities

Net cash used in financing activities was $3.3 million during the three months ended March 31, 2024, as compared to $4.2 million during the three months ended March 31, 2023.

During the three-month period ended March 31, 2024, we paid: (i) $372,000 on mortgage notes payable that are non-recourse to us; (ii) $30,000 of financing costs related to the revolving credit agreement, and; (iii) $10.0 million of dividends. Additionally, during the three months ended March 31, 2024, we received: (i) $7.1 million of net borrowings on our revolving credit agreement, and; (ii) $44,000 of net cash from the issuance of shares of beneficial interest.

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

Additional cash flow and dividends paid information for the three-month periods ended March 31, 2024 and 2023:

As indicated on our condensed consolidated statement of cash flows, we generated net cash provided by operating activities of $11.7 million and $10.1 million during the three-month periods ended March 31, 2024 and 2023, respectively. As also indicated on our statement of cash flows, non-cash expenses including depreciation and amortization expense, amortization related to above/below market leases, amortization of debt premium, as applicable, amortization of deferred financing costs and stock-based compensation expense, as well as changes in certain assets and liabilities, are the primary differences between our net income and net cash provided by operating activities during each period.

We declared and paid dividends of $10.0 million and $9.9 million during the three-month periods ended March 31, 2024 and 2023, respectively. During the first three months of 2024, the $11.7 million of net cash provided by operating activities was approximately

$1.7 million greater than the $10.0 million of dividends paid during the first three months of 2024. During the first three months of 2023, the $10.1 million of net cash provided by operating activities was approximately $217,000 greater than the $9.9 million of dividends paid during the first three months of 2023.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the three months ended March 31, 2024 and 2023. From time to time, various other sources and uses of cash may include items such as investments and advances made to/from LLCs, additions to real estate investments, acquisitions/divestiture of properties, net borrowings/repayments of debt, and proceeds generated from the issuance of equity. Therefore, in any given period, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties. Rather, our dividends as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our $375 million revolving credit agreement (which had $41.3 million of available borrowing capacity, net of outstanding borrowings as of March 31, 2024); (ii) borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our consolidated and unconsolidated LLCs/LPs; (iii) the issuance of equity, and/or; (iv) the issuance of other long-term debt. In April 2023 we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission pursuant to which we many offer up to $100 million of securities pursuant to supplemental prospectuses which we may file from time to time.

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

The margins over adjusted term SOFR, Base Rate and the facility fee are based upon our total leverage ratio. At March 31, 2024, the applicable margin over the adjusted term SOFR rate was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%.

At March 31, 2024, we had $333.7 million of outstanding borrowings pursuant to the terms of our $375 million Credit Agreement. We had $41.3 million of available borrowing capacity, net of the outstanding borrowings as of March 31, 2024. There are no compensating balance requirements. At December 31, 2023, we had $326.6 million of outstanding borrowings, $3.1 million of outstanding letters of credit and $45.3 million of available borrowing capacity.

In our consolidated statements of cash flows, we report cash flows pursuant to our Credit Agreement on a net basis. Aggregate borrowings under our Credit Agreement were $21.9 million and $19.8 million during the quarters ended March 31, 2024 and 2023, respectively, and aggregate repayments were $14.8 million and $9.5 million during the quarters ended March 31, 2024 and 2023, respectively.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts then outstanding under the Credit Agreement. We are in compliance with all of the covenants in the Credit Agreement at March 31, 2024, and were in compliance with all of the covenants of the Credit Agreement at December 31, 2023. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	March 31, 2024	December 31, 2023
Tangible net worth	> =$125,000	$187,805	$191,824
Total leverage	< 60%	44.4%	44.5%
Secured leverage	< 30%	4.0%	4.1%
Unencumbered leverage	< 60%	45.2%	44.2%
Fixed charge coverage	> 1.50x	3.1x	3.1x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of March 31, 2024 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
Summerlin Hospital Medical Office Building III fixed rate mortgage loan (b.)	12,235	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	890	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	7,860	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	11,705	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	32,690
Less net financing fees	(184)
Total mortgages notes payable, non-recourse to us, net	$32,506

(a.)
All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)
Upon the April 10, 2024 maturity date, this loan was fully repaid utilizing borrowings under our Credit Agreement.

At March 31, 2024 and December 31, 2023, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of March 31, 2024, had a combined carrying value of approximately $32.7 million and a combined fair value of approximately $30.7 million. The mortgages outstanding as of December 31, 2023, had a combined carrying value of approximately $33.1 million and a combined fair value of approximately $31.2 million. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Off Balance Sheet Arrangements

As of March 31, 2024, we had off balance sheet arrangements consisting of certain equity and debt financing commitments. As a result of the first quarter, 2024 partial repayment of the Grayson Properties II construction loan, the associated $3.1 million letter of credit was cancelled. (See Note 5 to the condensed consolidated financial statements). As of December 31, 2023, we had off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at December 31, 2023 totaled $3.1 million related to Grayson Properties II.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At March 31, 2024, the fair value of our interest rate swaps was a net asset of $7.5 million which is included in deferred charges and other assets on the accompanying condensed consolidated balance sheet. During the first quarter of 2024, we received approximately $1.6 million from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the first quarter of 2023, we received approximately $1.2 million from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity. Amounts are reclassified from AOCI to the income statement in the period or periods the hedged transaction affects earnings. We do not expect any gains or losses on our interest rate swaps to be reclassified to earnings in the next twelve months.

The sensitivity analysis related to our fixed and variable rate debt assumes current market rates with all other variables held constant. As of March 31, 2024, the fair value and carrying value of our debt is approximately $364.3 million and $366.3 million, respectively. As of that date, the carrying value exceeds the fair value by approximately $2.0 million.

The table below presents information about our financial instruments that are sensitive to changes in interest rates. The interest rate swaps include the $50 million swap agreement entered into during the third quarter of 2019, the $35 million swap agreement entered into in January, 2020, the $55 million swap agreement entered into in March, 2020 and the $25 million swap agreement entered into in December, 2023. For debt obligations, the amounts of which are as of March 31, 2024, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Long-term debt:
Fixed rate:
Debt(a)	$13,178	$939	$600	$626	$653	$16,694	$32,690
Average interest rates	4.60%	4.30%	4.20%	4.20%	4.30%	4.40%	4.30%
Variable rate:
Debt(b)	$—	$333,650	$—	$—	$—	$—	$333,650
Average interest rates	—	6.70%	—	—	—	—	6.70%
Interest rate swaps:
Notional amount(c)	$85,000	$—	$—	$80,000	$—	$—	$165,000
Interest rates	1.210%	—	—	1.580%	—	—	1.390%

(a)
Consists of non-recourse mortgage notes payable.
(b)
Consists of $333.7 million of outstanding borrowings under the terms of our $375 million revolving credit agreement which has a maturity date of July 2, 2025.
(c)
Includes: (i) a $50 million interest rate swap that became effective on September 16, 2019, which is scheduled to mature on September 16, 2024; (ii) a $35 million interest rate swap that became effective on January 15, 2020, which is scheduled to mature on September 16, 2024; (iii) a $55 million interest rate swap that became effective on March 25, 2020, which is scheduled to mature on March 25, 2027, and; (iv) a $25 million interest rate swap that became effective on December 1, 2023, which is scheduled to mature on December 1, 2027.

As calculated based upon our variable rate debt outstanding as of March 31, 2024 that is subject to interest rate fluctuations, and giving effect to the above-mentioned interest rate swap, each 1% change in interest rates would impact our net income by approximately $1.7 million.

Item 4. Controls and Procedures

As of March 31, 2024, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”).

Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2023 includes a listing of risk factors to be considered by investors in our securities. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 5. Other Information

None of the Trust’s Board of Trustees or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Trust’s quarter ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

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

Date: May 8, 2024	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

/s/ Alan B. Miller
Alan B. Miller,
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Charles F. Boyle
Charles F. Boyle, Senior Vice President and Chief Financial Officer (Principal Financial Officer)