Form 10-Q
period 2024-06-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2024-08-08
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Number of common shares of beneficial interest outstanding at July 31, 2024—13,848,952

UNIVERSAL HEALTH REALTY INCOME TRUST

This Quarterly Report on Form 10-Q is for the quarter ended June 30, 2024. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

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

In this Quarterly Report, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 95%. As of June 30, 2024, we had investments in four jointly-owned LLCs/LPs. We currently account for our share of the income/loss from these investments by the equity method (see Note 5 to the condensed consolidated financial statements included herein).

Part I. Financial Information

Item I. Financial Statements

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2024 and 2023

(amounts in thousands, except per share information)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Lease revenue - UHS facilities (a.)	$8,454	$8,236	$17,118	$16,023
Lease revenue - Non-related parties	14,359	13,668	28,846	27,029
Other revenue - UHS facilities	220	245	440	476
Other revenue - Non-related parties	342	292	751	773
Interest income on financing leases - UHS facilities	1,359	1,365	2,720	2,731
	24,734	23,806	49,875	47,032
Expenses:
Depreciation and amortization	6,806	6,849	13,615	13,467
Advisory fees to UHS	1,369	1,323	2,707	2,625
Other operating expenses	6,975	8,250	14,506	15,771
	15,150	16,422	30,828	31,863
Income before equity in income of unconsolidated limited liability companies ("LLCs") and interest expense	9,584	7,384	19,047	15,169
Equity in income of unconsolidated LLCs	272	268	656	639
Interest expense, net	(4,580)	(4,176)	(9,127)	(7,873)
Net income	$5,276	$3,476	$10,576	$7,935
Basic earnings per share	$0.38	$0.25	$0.77	$0.58
Diluted earnings per share	$0.38	$0.25	$0.76	$0.57

Weighted average number of shares outstanding - Basic	13,798	13,784	13,795	13,781
Weighted average number of shares outstanding - Diluted	13,832	13,809	13,828	13,806

(a.) Includes bonus rental on McAllen Medical Center, a UHS acute care hospital facility of $758 and $730 for the three-month periods ended June 30, 2024 and 2023, respectively, and $1,541 and $1,495 for the six-month periods ended June 30, 2024 and 2023, respectively.

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2024 and 2023

(amounts in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$5,276	$3,476	$10,576	$7,935
Other comprehensive gain/(loss):
Unrealized derivative (loss)/gain on cash flow hedges	(1,062)	715	(871)	(1,032)
Total other comprehensive (loss)/gain:	(1,062)	715	(871)	(1,032)
Total comprehensive income	$4,214	$4,191	$9,705	$6,903

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(amounts in thousands, except share information)

(unaudited)

	June 30,	December 31,
	2024	2023
Assets:
Real Estate Investments:
Buildings and improvements and construction in progress	$651,638	$649,374
Accumulated depreciation	(274,622)	(262,449)
	377,016	386,925
Land	56,870	56,870
Net Real Estate Investments	433,886	443,795
Financing receivable from UHS	83,043	83,279
Net Real Estate Investments and Financing receivable	516,929	527,074
Investments in limited liability companies ("LLCs")	14,328	9,102
Other Assets:
Cash and cash equivalents	5,577	8,212
Lease and other receivables from UHS	6,816	6,180
Lease receivable - other	7,905	8,166
Intangible assets (net of accumulated amortization of $11.4 million and $12.5 million, respectively)	8,193	9,110
Right-of-use land assets, net	10,932	10,946
Deferred charges, notes receivable and other assets, net	15,871	17,579
Total Assets	$586,551	$596,369
Liabilities:
Line of credit borrowings	$342,900	$326,600
Mortgage notes payable, non-recourse to us, net	19,970	32,863
Accrued interest	1,024	490
Accrued expenses and other liabilities	10,145	13,500
Ground lease liabilities, net	10,932	10,946
Tenant reserves, deposits and deferred and prepaid rents	10,879	11,036
Total Liabilities	395,850	395,435
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2024 - 13,848,950; 2023 - 13,823,899	138	138
Capital in excess of par value	270,592	270,398
Cumulative net income	836,637	826,061
Cumulative dividends	(923,107)	(902,975)
Accumulated other comprehensive income	6,441	7,312
Total Equity	190,701	200,934
Total Liabilities and Equity	$586,551	$596,369

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Six Months Ended June 30, 2024

(amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity

January 1, 2024	13,824	$138	$270,398	$826,061	$(902,975)	$7,312	$200,934
Shares of Beneficial Interest:
Issued, net	26	—	(207)	—	—	—	(207)
Repurchased	(1)		(12)				(12)
Restricted stock-based compensation expense	—	—	413	—	—	—	413
Dividends and dividend equivalents ($1.455/share)	—	—	—	—	(20,132)	—	(20,132)
Comprehensive income:
Net income	—	—	—	10,576	—	—	10,576
Unrealized net gain on cash flow hedges	—	—	—	—	—	(871)	(871)
Subtotal - comprehensive income				10,576		(871)	9,705
June 30, 2024	13,849	$138	$270,592	$836,637	$(923,107)	$6,441	$190,701

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

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended June 30, 2024

(amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity

April 1, 2024	13,825	$138	$270,454	$831,361	$(912,998)	$7,503	$196,458
Shares of Beneficial Interest:
Issued, net	25	—	(61)	—	—	—	(61)
Repurchased	(1)		(12)				(12)
Restricted stock-based compensation expense	—	—	211	—	—	—	211
Dividends and dividend equivalents ($.73/share)	—	—	—	—	(10,109)	—	(10,109)
Comprehensive income:
Net income	—	—	—	5,276	—	—	5,276
Unrealized net gain on cash flow hedges	—	—	—	—	—	(1,062)	(1,062)
Subtotal - comprehensive income				5,276		(1,062)	4,214
June 30, 2024	13,849	$138	$270,592	$836,637	$(923,107)	$6,441	$190,701

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

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$10,576	$7,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,615	13,467
Amortization related to above/below market leases, net	(89)	(73)
Amortization of debt premium	-	(24)
Amortization of deferred financing costs	383	347
Stock-based compensation expense	413	376
Changes in assets and liabilities:
Lease receivable	(375)	(490)
Accrued expenses and other liabilities	(1,309)	(618)
Tenant reserves, deposits and deferred and prepaid rents	(157)	(241)
Accrued interest	534	(38)
Leasing costs paid	(764)	(604)
Other, net	1,038	2,285
Net cash provided by operating activities	23,865	22,322
Cash flows from investing activities:
Investments in LLCs	(5,892)	(3,869)
Advances made to third-party partners	(128)	-
Cash distributions from LLCs	688	369
Advance received from LLC	-	3,500
Additions to real estate investments, net	(4,335)	(8,789)
Deposit on real estate assets	-	(100)
Net cash used in investing activities	(9,667)	(8,889)
Cash flows from financing activities:
Net borrowings on the line of credit	16,300	13,300
Repayments of mortgage notes payable	(12,918)	(4,995)
Financing costs paid	(49)	(132)
Dividends paid	(20,156)	(19,837)
Issuance of shares of beneficial interest, net	(10)	76
Net cash used in financing activities	(16,833)	(11,588)
(Decrease)/increase in cash and cash equivalents	(2,635)	1,845
Cash and cash equivalents, beginning of period	8,212	7,614
Cash and cash equivalents, end of period	$5,577	$9,459
Supplemental disclosures of cash flow information:
Interest paid	$8,211	$7,736
Invoices accrued for construction and improvements	$902	$1,808

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the quarter ended June 30, 2024. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%. As of June 30, 2024, we had investments in four jointly-owned LLCs/LPs. We currently account for our share of the income/loss from these investments by the equity method (see Note 5).

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

(2) Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions

Leases: We commenced operations in 1986 by purchasing certain properties from subsidiaries of UHS and immediately leasing the properties back to the respective subsidiaries. The base rentals and lease and renewal terms for each of the hospitals leased to subsidiaries of UHS as of June 30, 2024, are provided below. The base rents are paid monthly. The lease on McAllen Medical Center also provides for bonus rent which is paid quarterly based upon a computation that compares the hospital’s current quarter revenue to a corresponding quarter in the base year. The hospital leases with subsidiaries of UHS, with the exception of the lease on Clive Behavioral Health Hospital (which is operated by UHS in a joint venture with an unrelated third party), are unconditionally guaranteed by UHS and are cross-defaulted with one another. The lease for the Clive facility is guaranteed on a several basis by UHS (52%) and Catholic Health Initiatives-Iowa (48%).

The combined revenues generated from the leases on the three acute care and three behavioral health care hospital facilities leased to subsidiaries of UHS at June 30, 2024, accounted for approximately 24% and 25% of our consolidated revenues for the three months ended June 30, 2024 and 2023, respectively and approximately 24% and 25% of our consolidated revenues for the six months ended June 30, 2024 and 2023, respectively. In addition to the six UHS hospital facilities, we have twenty-one properties consisting of medical/office buildings, (including one newly constructed medical office building ("MOB") that was substantially completed during the first quarter of 2023 and one MOB that was acquired during the third quarter of 2023), and free-standing emergency departments ("FEDs") that are either wholly or jointly-owned by us that include tenants which are subsidiaries of UHS. The aggregate revenues generated from UHS-related tenants comprised approximately 41% of our consolidated revenues during each of the three and six-month periods ended June 30, 2024 and 2023.

On December 31, 2021, we entered into an asset purchase and sale agreement with UHS and certain of its affiliates, which was amended during the first quarter of 2022, pursuant to the terms of which: (i) a wholly-owned subsidiary of UHS purchased from us, the real estate assets of the Inland Valley Campus of Southwest Healthcare System located in Wildomar, California, at its fair market value of $79.6 million; (ii) two wholly-owned subsidiaries of UHS transferred to us, the real estate assets of Aiken Regional Medical Center (“Aiken”), located in Aiken, South Carolina (which includes an acute care hospital and a behavioral health pavilion), at its fair-market value of approximately $57.7 million, and Canyon Creek Behavioral Health (“Canyon Creek”), located in Temple, Texas, at its fair-market value of approximately $26.0 million, and; (iii) we paid approximately $4.1 million in cash to UHS.

As a result of UHS’ purchase option within the lease agreements of Aiken and Canyon Creek, the transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and the properties acquired by us in connection with the asset purchase and sale agreement with UHS, as amended, were accounted for as financing arrangements. Our consolidated balance sheets as of June 30, 2024 and December 31, 2023 include financing receivables related to this transaction of $83.0 million and $83.3 million, respectively.

Also on December 31, 2021, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases as amended, (with us as lessor), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033. Subject to the terms of the master lease, Aiken and Canyon Creek have the right to renew their leases, at the then current fair market rent (as defined in the master lease), for seven, five-year optional renewal terms. Pursuant to the leases, as amended during the first quarter of 2022, the aggregate annual rental rate during 2024 on the acquired properties, which is payable to us on a monthly basis, is approximately $5.9 million ($4.1 million related to Aiken and $1.8 million related to Canyon Creek). The portion of the lease payments that is included in our consolidated statements of income, and reflected as interest income on financing leases, was approximately $1.4 million for each of the three months ended June 30, 2024 and 2023, and approximately $2.7 million for each of the six-month periods ended June 30, 2024 and 2023. There is no bonus rental component applicable to either of these leases.

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

In addition, a wholly-owned subsidiary of UHS is the managing, majority member in a joint-venture with an unrelated third-party that operates, and leases from us, Clive Behavioral Health. This 100-bed behavioral health care facility is located in Clive, Iowa and was completed and opened in late December, 2020, and the hospital lease commenced on December 31, 2020. The lease on this facility is triple net and has an initial term of 20 years with five 10-year renewal options. On each January 1st through 2040 (and potentially through 2070 if the first three of five, 10-year renewal options are exercised), the annual rental will increase by 2.75% on a cumulative and compounded basis. The first three of the five 10-year renewal options will provide for annual rental as stipulated in the lease (2041 through 2070) and the two additional 10-year lease renewal options will be at fair market value lease rates (2071 through 2090). Pursuant to the lease on this facility, the joint venture has the option to, among other things, renew the lease at the terms specified in the lease agreement by providing notice to us at least 270 days prior to the termination of the then current term. The joint venture also has the right to purchase the leased facility from us at its appraised fair market value upon either of the following: (i) by providing notice at least 270 days prior to the end of the lease terms or any renewal terms, or; (ii) upon 30 days’ notice anytime within 12 months of a change of control of the Trust (UHS also has this right should the joint venture decline to exercise its purchase right). Additionally, the joint venture has rights of first offer to purchase the facility prior to any third-party sale.

The table below details the existing lease terms and renewal options for each of the hospital leases that are related to UHS as of June 30, 2024, consisting of three acute care hospitals and three behavioral health hospitals:

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

During the first quarter of 2023, construction was substantially completed on Sierra Medical Plaza I, a multi-tenant MOB located in Reno, Nevada, consisting of approximately 86,000 rentable square feet. This MOB is located on the campus of the Northern Nevada Sierra Medical Center, a newly constructed acute care hospital that is owned and operated by a wholly-owned subsidiary of UHS, which was completed and opened during April of 2022. The cost of the MOB is estimated to be approximately $35 million, approximately $30 million of which was incurred as of June 30, 2024. In connection with this MOB, we entered into a ground lease and master flex-lease agreement with a wholly-owned subsidiary of UHS. The master flex lease agreement has a ten-year term scheduled to expire on March 31, 2033, and covers approximately 68% of the rentable square feet of the MOB at an initial minimum rent of $1.3 million annually plus a pro-rata share of the common area maintenance expenses. The master flex-lease is subject to a reduction during the term based upon the execution of third-party leases. The ground lease and the master flex lease each commenced during March, 2023.

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

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of June 30, 2024 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time special compensation awards in the form of restricted stock and/or cash bonuses.

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

Our advisory fee for the three months ended June 30, 2024 and 2023, was computed at 0.70% of our average invested real estate assets, as derived from our condensed consolidated balance sheets. Based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the advisory fee computation remained unchanged for 2024 as compared to 2023 and 2022. The average real estate assets for advisory fee calculation purposes exclude certain items from our condensed consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, lease receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Advisory fees incurred and paid (or payable) to UHS amounted to approximately $1.4 million and $1.3 million for the three-month periods ended June 30, 2024 and 2023, respectively, and were based upon average invested real estate assets of $782 million and $756 million, respectively. Advisory fees incurred and paid (or payable) to UHS amounted to approximately $2.7 million and $2.6 million for the six-month periods ended June 30, 2024 and 2023, respectively, and were based upon average invested real estate assets of $773 million and $750 million, respectively.

Share Ownership: As of June 30, 2024 and December 31, 2023, UHS owned 5.7% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from the UHS-related tenants comprised approximately 41% of our consolidated revenues during each of the three and six-month periods ended June 30, 2024 and 2023, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends and Equity Issuance Program

Dividends and dividend equivalents:

We declared and paid dividends of approximately $10.2 million, or $.730 per share, during the second quarter of 2024 and approximately $10.0 million, or $.720 per share, during the second quarter of 2023. We declared and paid dividends of approximately $20.2 million, or $1.455 per share, during the six-month period ended June 30, 224, and approximately $19.8 million, or $1.435 per share, during the comparable period of 2023. Amounts reflected above include accrued dividends that were paid related to the vesting of restricted stock. Dividend equivalents, which are applicable to shares of unvested restricted stock, were accrued during the first six months of 2024 and 2023 and were or will be paid upon vesting of the restricted stock.

Equity Issuance Program:

During the second quarter of 2024, we filed a shelf registration statement on Form S-3 (File No. 333-278730) (the "Form S-3"), registering the offer and sale, from time-to-time, of an indeterminate amount of the common shares of beneficial interest, preferred shares and debt securities up to an aggregate initial offering price of $100 million to or through one or more underwriters, dealers or agents, or directly to purchasers. The Form S-3 became effective on April 30, 2024.

No shares were issued under the Form S-3 since the effective date of April 30, 2024 through June 30, 2024. As of June 30, 2024, we have paid or incurred approximately $287,000 in various fees and expenses related to the Form S-3. The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors. We make no assurance regarding when, or if, we will issue any securities under this registration statement.

(4) Acquisitions and Divestitures

Six Months Ended June 30, 2024:

Acquisitions:

There were no acquisitions during the first six months of 2024.

Divestitures:

There were no divestitures during the first six months of 2024.

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

The master flex lease agreement in connection with this building, which commenced in March, 2023 and has a ten-year term scheduled to expire on March 31, 2033, covers approximately 68% of the rentable square feet of the MOB at an initial minimum rent of $1.3 million annually, plus pro-rata share of the common area maintenance expenses. This master flex lease agreement is subject to reduction based upon the execution of third-party leases. Additionally, during March, 2023, the ground lease for this property commenced and a right-of-use asset and lease liability was recorded in connection with this lease. The cost of the MOB is estimated to be approximately $35 million, approximately $30 million of which was incurred as of June 30, 2024.

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

At June 30, 2024, we have non-controlling equity investments or commitments in four jointly-owned LLCs/LPs which own MOBs. As of June 30, 2024 we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities which we are the primary beneficiary nor do we have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash funding is typically advanced as equity or member loans. These entities maintain property insurance on the properties.

The following property table represents the four LLCs/LPs in which we owned a non-controlling interest and were accounted for under the equity method as of June 30, 2024:

Name of LLC/LP	Ownership	Property Owned by LLC/LP
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)(b.)	74%	Mid Coast Hospital MOB
FTX MOB Phase II (c.)	95%	Forney Medical Plaza II
Grayson Properties II (d.)(e.)	95%	Texoma Medical Plaza II
(a.)
This LLC has a third-party term loan of $8.3 million, which is non-recourse to us, outstanding as of June 30, 2024.
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
(d.)
This LP constructed, owns and operates the Texoma Medical Plaza II, on which construction substantially completed in December 2020. The MOB is located in Denison, Texas, on the campus of a hospital owned and operated by a wholly-owned subsidiary of UHS. We have committed to invest up to $10.2 million in equity and debt financing, of which $7.5 million, net, has been funded as of June 30, 2024. This LP entered into a third-party construction loan commitment, which is non-recourse to us, which had an outstanding balance of $7.0 million as of June 30, 2024. Monthly principal and interest payments on this loan commenced on January 1, 2023. During the first quarter of 2024, $5.7 million of the third-party construction loan was repaid utilizing pro rata equity contributions from the partners. The third-party partner's share of the pro rata equity contributions was partially funded with a six-month, $128,000 partner loan from us, which was repaid during July, 2024 with interest. Our share of the pro rata equity contributions, as well as the third-party partner loan, were funded utilizing borrowings from our revolving credit agreement. As a result of the repayment of a portion of the construction loan, an associated $3.1 million letter of credit was terminated.
(e.)
We are the lessee with a UHS-related party for the land related to this property.

Below are the condensed combined statements of income (unaudited) for the four LLCs/LPs accounted for under the equity method at June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(amounts in thousands)		(amounts in thousands)
Revenues	$2,057	$2,043	$4,307	$4,269
Operating expenses	826	812	1,724	1,717
Depreciation and amortization	472	461	946	916
Interest, net	142	198	301	439
Net income	$617	$572	$1,336	$1,197
Our share of net income	$272	$268	$656	$639

Below are the condensed combined balance sheets (unaudited) for the four above-mentioned LLCs/LPs that were accounted for under the equity method as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(amounts in thousands)
Net property, including construction in progress	$27,688	$28,488
Other assets (a.)	4,679	4,667
Total assets	$32,367	$33,155

Other liabilities (a.)	$2,272	$2,074
Mortgage notes payable, non-recourse to us	15,280	21,206
Equity	14,815	9,875
Total liabilities and equity	$32,367	$33,155

Investments in and advances to LLCs before amounts included in
accrued expenses and other liabilities	$14,328	$9,102
Amounts included in accrued expenses and other liabilities	(1,751)	(1,729)
Our share of equity in LLCs, net	$12,577	$7,373

(a.)
Other assets and other liabilities as of June 30, 2024 and December 31, 2023 include approximately $650,000 and $651,000, respectively, of right-of-use land assets and right-of-use land liabilities related to ground leases whereby the LLC/LP is the lessee, with third party lessors, including subsidiaries of UHS.

As of June 30, 2024, and December 31, 2023, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs/LPs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

	Mortgage Loan Balance (a.)
Name of LLC/LP	6/30/2024	12/31/2023	Maturity Date
Brunswick Associates (2.80% fixed rate mortgage loan)	$8,314	$8,453	December, 2030
Grayson Properties II (3.70% fixed rate construction loan) (b.)	6,966	12,753	March, 2026
	$15,280	$21,206
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

(6) Recent Accounting Pronouncements

Segment Reporting

In November, 2023, the FASB issued ASU 2023-07, Segment Reporting, Topic 280, "Improvements to Reportable Segment Disclosures ("ASU 2023-07") which was issued to improve the disclosures about s public entity's reportable segments and address requests from investors for additional, more detailed information about a reportable segment's expenses. The ASU requires existing annual segment disclosures to also be disclosed on an interim basis and also requires disclosures around significant segment expenses and disclosures to identify the title and position of the chief operating decision maker ("CODM"). The standard is effective for the fiscal year ended December 31, 2024 and interim periods thereafter. We do not expect the standard to have a material impact on our consolidated financial statements.

Reference Rate Reform

In March 2020, the FASB issued an accounting standard classified under FASB ASC Topic 848, “Reference Rate Reform.” The amendments in this update contain practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASC 848 is optional and may be elected over time as reference rate reform activities occur. Beginning in the first quarter of 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We will continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 has no impact on the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2024.

(7) Lease Accounting

As Lessor:

We lease most of our operating properties to customers under agreements that are typically classified as operating leases (as noted below, two of our leases are accounted for as financing arrangements effective on December 31, 2021). We recognize the total minimum lease payments provided for under the operating leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses, including common area maintenance, real estate taxes and insurance are recovered from our customers. We record amounts reimbursed by customers in the period that the applicable expenses are incurred, which is generally ratably throughout the term of the lease. We have elected the package of practical expedients that allows lessors to not separate lease and non-lease components by class of underlying asset. This practical expedient allowed us to not separate expenses reimbursed by our customers (“tenant reimbursements”) from the associated rental revenue if certain criteria were met. We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated tenant reimbursements are the same, and for the leases that qualify as operating leases, we accounted for and presented rental revenue and tenant reimbursements as a single component under Lease revenue in our consolidated statements of income for the three and six months ended June 30, 2024 and 2023.

On December 31, 2021, as a result of the asset purchase and sale transaction with UHS, as amended during the first quarter of 2022, the real estate assets of two wholly-owned subsidiaries of UHS were transferred to us (Aiken and Canyon Creek). As discussed in Note 2, these assets are accounted for as financing arrangements and our consolidated balance sheets at June 30, 2024 and December 31, 2023 reflect financing receivables related to this transaction amounting to $83.0 million and $83.3 million, respectively. Pursuant to the leases, as amended during the first quarter of 2022, the aggregate annual rental during 2024 on the acquired properties, which is payable to us on a monthly basis, amounts to approximately $5.9 million ($4.1 million related to Aiken and $1.8 million related to Canyon Creek). The portion of these lease payments that will be included in our consolidated statements of income, and reflected as interest income on financing leases, is expected to be approximately $5.4 million during the full year of 2024. Lease revenue will not be impacted by the lease payments received related to these two properties.

The components of the “Lease revenue – UHS facilities” and “Lease revenue – Non-related parties” captions for the three and six month periods ended June 30, 2024 and 2023 are disaggregated below (in thousands). Base rents are primarily stated rent amounts provided for under the leases that are recognized on a straight-line basis over the term of the lease. Bonus rents and tenant reimbursements represent amounts where tenants are contractually obligated to pay an amount that is variable in nature.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
UHS facilities:
Base rents	$6,888	$6,506	$13,860	$12,780
Bonus rents (a.)	758	730	1,541	1,494
Tenant reimbursements	808	1,000	1,717	1,749
Lease revenue - UHS facilities	$8,454	$8,236	$17,118	$16,023

Non-related parties:
Base rents	10,872	10,480	22,044	20,714
Tenant reimbursements	3,487	3,188	6,802	6,315
Lease revenue - Non-related parties	$14,359	$13,668	$28,846	$27,029

(a.) Consists of bonus rental earned in connection with McAllen Medical Center.

Disclosures Related to Certain Hospital Facilities:

Vacant Specialty Facility and Land:

Chicago, Illinois - Land: The lease on this facility expired on December 31, 2021. Demolition of the former hospital was completed during 2023. The aggregate demolition expenses amounted to approximately $1.5 million, of which approximately $1.1 million were incurred during the first and second quarters of 2023, and $332,000 were incurred during the fourth quarter of 2022.

Evansville, Indiana - Specialty Facility:The lease on this specialty facility expired during 2019, and the facility has been vacant since that time.

We continue to market the Chicago, Illinois, and Evansville, Indiana properties to third parties. Future operating expenses related to these properties will be incurred by us during the time they remain owned and unleased.

Former facility - Corpus Christi, Texas: In December, 2023, we sold this vacant specialty facility.

As Lessee:

We are the lessee with various third parties, including subsidiaries of UHS, in connection with ground leases for land at fifteen of our consolidated properties. Our right-of-use land assets represent our right to use the land for the lease term and our lease liabilities represent our obligation to make lease payments arising from the leases. Right-of-use assets and lease liabilities were recognized upon adoption of Topic 842 based on the present value of lease payments over the lease term. We utilized our estimated incremental borrowing rate, which was derived from information available as of January 1, 2019, or the commencement date of the ground lease, whichever is later, in determining the present value of lease payments for active leases on that date. A right-of-use asset and lease liability are not recognized for leases with an initial term of 12 months or less, as these short-term leases are accounted for similarly to previous guidance for operating leases. We do not currently have any ground leases with an initial term of 12 months or less. As of June 30, 2024, our condensed consolidated balance sheet includes right-of-use land assets of approximately $10.9 million and ground lease liabilities of approximately $10.9 million. During the first quarter of 2023, the ground lease for the newly constructed and substantially completed Sierra Medical Plaza I commenced and a right-of-use asset and lease liability was recorded in connection with this lease.

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

The margins over adjusted term SOFR, Base Rate and the facility fee are based upon our total leverage ratio. At June 30, 2024, the applicable margin over the adjusted term SOFR rate was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%.

At June 30, 2024, we had $342.9 million of outstanding borrowings pursuant to the terms of our $375 million Credit Agreement and $32.1 million of available borrowing capacity. There are no compensating balance requirements. At December 31, 2023, we had $326.6 million of outstanding borrowings, $3.1 million of outstanding letters of credit and $45.3 million of available borrowing capacity.

In our consolidated statements of cash flows, we report cash flows pursuant to our Credit Agreement on a net basis. Aggregate borrowings under our Credit Agreement were $25.2 million and $14.8 million during the quarters ended June 30, 2024 and 2023, respectively, and aggregate repayments were $15.9 million and $11.8 million during the quarters ended June 30, 2024 and 2023, respectively. Aggregate borrowings under our Credit Agreement were $47.0 million and $34.5 million during the six-months ended June 30, 2024 and 2023, respectively, and aggregate repayments were $30.7 million and $21.2 million during the six-months ended June 30, 2024 and 2023, respectively.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts then outstanding under the Credit Agreement. We are in compliance with all of the covenants in the Credit Agreement at June 30, 2024, and were in compliance with all of the covenants of the Credit Agreement at December 31, 2023. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	June 30, 2024	December 31, 2023
Tangible net worth	> $125,000	$182,508	$191,824
Total leverage	< =60%	44.0%	44.5%
Secured leverage	< 30%	2.5%	4.1%
Unencumbered leverage	< 60%	45.3%	44.2%
Fixed charge coverage	>1.50x	3.2x	3.1x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of June 30, 2024 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
Tuscan Professional Building fixed rate mortgage loan (b.)	$717	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	7,789	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	11,638	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	20,144
Less net financing fees	(174)
Total mortgages notes payable, non-recourse to us, net	$19,970

(a.)
All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)
This loan is scheduled to mature within the next twelve months, at which time we will either refinance pursuant to a new mortgage loan or repay the mortgage balance in full utilizing borrowings under our Credit Agreement.

On April 10, 2024, the $12.2 million fixed rate mortgage loan on Summerlin Hospital Medical Office Building III was fully repaid utilizing borrowings under our Credit Agreement.

At June 30, 2024 and December 31, 2023, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of June 30, 2024, had a combined carrying value of approximately $20.1 million and a combined fair value of approximately $18.4 million. The mortgages outstanding as of December 31, 2023, had a combined carrying value of approximately $33.1 million and a combined fair value of approximately $31.2 million. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosure in connection with debt instruments. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

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

In January 2020, we entered into an interest rate swap agreement on a total notional amount of $35 million with a fixed interest rate of 1.4975% that we designated as a cash flow hedge. The interest rate swap became effective on January 15, 2020 and is scheduled to mature on September 16, 2024. On May 15, 2023, this interest rate swap agreement was modified to replace the benchmark rate from LIBOR to term SOFR. If the one-month term SOFR is above 1.41%, the counterparty pays us, and if the one-month term SOFR is less than 1.41%, we pay the counterparty, the difference between the fixed rate of 1.41% and one-month term SOFR. Although we can provide no assurance we will ultimately do so, at a future date in 2024, we are considering replacing this interest rate swap agreement with either an interest rate swap or interest rate cap agreement on a total notional amount of approximately $35 million.

During the third quarter of 2019, we entered into an interest rate swap agreement on a total notional amount of $50 million with a fixed interest rate of 1.144% that we designated as a cash flow hedge. The interest rate swap became effective on September 16, 2019 and is scheduled to mature on September 16, 2024. On May 15, 2023, this interest rate swap agreement was modified to replace the benchmark rate from LIBOR to term SOFR. If one-month term SOFR is above 1.065%, the counterparty pays us, and if one-month term SOFR is less than 1.065%, we pay the counterparty, the difference between the fixed rate of 1.065% and one-month term SOFR. Although we can provide no assurance we will ultimately do so, at a future date in 2024, we are considering replacing this interest rate swap agreement with either an interest rate swap or interest rate cap agreement on a total notional amount of approximately $50 million.

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At June 30, 2024, the fair value of our interest rate swaps was a net asset of $6.4 million which is included in deferred charges and other assets on the accompanying condensed consolidated balance sheet. During the second quarter of 2024, we received approximately $1.6 million from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the first six months of 2024, we received approximately $3.3 million from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the second quarter of 2023, we received approximately $1.4 million from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the first six months of 2023, we received approximately $2.6 million from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity. Amounts are reclassified from AOCI to the income statement in the period or periods the hedged transaction affects earnings. We do not expect any gains or losses on our interest rate swaps to be reclassified to earnings in the next twelve months.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human-service related facilities currently including acute care hospitals, behavioral health care hospitals, specialty facilities, free-standing emergency departments, childcare centers and medical/office buildings. As of August 1, 2024, we have seventy-six real estate investments or commitments located in twenty-one states consisting of:

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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events and is subject to risks and uncertainties that are difficult to predict and many of which are outside of our control. Many factors could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•
The increase in interest rates has significantly increased our interest expense thereby reducing our net income, cash provided by operating activities and funds from operations, as well as unfavorably impacting our ability to access the capital markets on favorable terms. Additionally, as discussed below in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Other Operating Results-Interest Expense, our aggregate interest expense during the three and six-month periods ended June 30, 2024, was favorably impacted by four interest rate swaps with a combined notional amount of $165 million, while our aggregate interest expense during the three and six-month periods ended June 30, 2023, was favorably impacted by three interest rate swaps with a combined notional amount of $140 million. Two of these interest rate swaps, with a combined notional amount of $85 million, are scheduled to expire on September 16, 2024. As discussed herein, although we can provide no assurance we will ultimately do so, at a future date in 2024, we are considering replacing the two interest rate swaps that are scheduled to expire in September, 2024, with either interest rate swaps and/or interest rate cap agreements on a total notional amount of up to $85 million. The increased interest rates on our borrowings and/or the increased costs related to new construction could also affect our ability to make additional attractive investments. Given these factors, increased interest rates, including the unfavorable impact on the terms of future interest rate swap and/or cap agreements, could unfavorably impact our future rental revenue and expenses, including interest expense, and may potentially have a material unfavorable impact on our future net income, cash provided by operating activities, funds from operations, lease renewal terms, the underlying value of our properties, our ability to grow our portfolio, and the value of our common shares.

•
Our tenants have experienced inflationary pressures, primarily in personnel and certain other costs. The extent of any future impacts from inflation on our tenants’ businesses and results of operations will be dependent upon how long the elevated inflation levels persist and the extent to which the rate of inflation further increases, if at all, neither of which we are able to predict. If elevated levels of inflation were to persist or if the rate of inflation were to accelerate, expenses of our tenants, and our direct operating expenses that are not passed on to our tenants, could increase faster than anticipated and may require utilization of our and our tenants’ capital resources sooner than expected. Further, given the complexities of the reimbursement landscape in which our tenants operate, their payers may be unwilling or unable to increase reimbursement rates to compensate for inflationary impacts. This may impact their ability and willingness to make rental payments.
•
A substantial portion of our revenues are dependent upon one operator, UHS, which comprised approximately 41% of our consolidated revenues for each of the three and six-month periods ended June 30, 2024 and 2023. As previously disclosed, on December 31, 2021, a wholly-owned subsidiary of UHS purchased the real estate assets of Inland Valley Campus of Southwest Healthcare System from us and in exchange, transferred the real estate assets of Aiken Regional Medical Center and Canyon Creek Behavioral Health to us. These transactions were approved by the Independent Trustees of our Board, as well as the UHS Board of Directors. The aggregate annual rental rate during 2024 pursuant to the leases, as amended, for the two facilities transferred to us is approximately $5.9 million; there is no bonus rent component applicable to either of these leases. Please see Note 7 to the condensed consolidated financial statements - Lease Accounting, for additional information related to this asset purchase and sale transaction between us and UHS.
•
We cannot assure you that subsidiaries of UHS will renew the leases on the hospital facilities and free-standing emergency departments, upon the scheduled expirations of the existing lease terms. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital facilities and FEDs, and do not enter into a substitution arrangement upon expiration of the lease terms or otherwise, our future revenues and results of operations could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to these leases. Please see Note 2 to the condensed consolidated financial statements - Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions, for additional information related to a lease renewal between us and Wellington Regional Medical Center, a wholly-owned subsidiary of UHS.
•
In the past, staffing shortages have, at times, required our tenants to hire expensive temporary personnel and/or enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel. Our tenants have also experienced general inflationary cost increases related to certain other operating expenses. Many of these factors, which had a material unfavorable impact on the operating results of certain of our tenants during 2022, moderated to a certain degree during 2023 and 2024.
•
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
•
The outcome and effects of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, UHS or the other operators of our facilities. UHS and its subsidiaries are subject to legal actions, purported shareholder class actions and shareholder derivative cases, governmental investigations and regulatory actions and the effects of adverse publicity relating to such matters. Since UHS comprised approximately 41% of our consolidated revenues during each of the three and six months ended June 30, 2024, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-Q and 10-K, as publicly filed with the Securities and Exchange Commission. Those filings are the sole responsibility of UHS and are not incorporated by reference herein.
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
•
The Budget Control Act of 2011 imposed annual spending limits for most federal agencies and programs aimed at reducing budget deficits including Medicare payment reductions of up to 2% per fiscal year. Current legislation extended those cuts through 2032. We cannot predict whether Congress will restructure the implemented Medicare payment reductions or what other federal budget deficit reduction initiatives may be proposed by Congress going forward. We also cannot predict the effect these enactments will have on the operators of our properties (including UHS), and thus, our business.

•
An increasing number of legislative initiatives have been passed into law that may result in major changes in the health care delivery system on a national or state level. Legislation has already been enacted that has eliminated the penalty for failing to maintain health coverage that was part of the original Patient Protection and Affordable Care Act (the “ACA”). President Biden has undertaken executive actions that will strengthen the ACA. To date, the Biden administration has issued executive orders implementing a special enrollment period permitting individuals to enroll in health plans outside of the annual open enrollment period and reexamining policies that may undermine the ACA or the Medicaid program. The American Rescue Plan Act of 2021's expansion of subsidies to purchase coverage through an exchange, which the Inflation Reduction Act of 2022, passed on August 16, 2022, continues through 2025, is anticipated to increase exchange enrollment. It is also anticipated that these policies, to the extent that they remain as implemented, may create additional cost and reimbursement pressures on hospitals, including ours. In addition, while attempts to repeal the entirety of the ACA have not been successful to date, a key provision of the ACA was eliminated as part of the Tax Cuts and Jobs Act and on December 14, 2018, a federal U.S. District Court Judge in Texas ruled the entire ACA is unconstitutional. That ruling was ultimately appealed to the United States Supreme Court, which decided in California v. Texas that the plaintiffs in the matter lacked standing to bring their constitutionality claims. On September 7, 2022, the Patient Protection and Affordable Care Act, as amended by the Health and Education Reconciliation Act (collectively, the “Legislation”) faced its most recent challenge when a Texas Federal District Court judge, in the case of Braidwood Management v. Becerra, ruled that certain Legislation provisions violate the Appointments Clause of the U.S. Constitution and the Religious Freedom Restoration Act. The decision was appealed to the U.S. Court of Appeals for the Fifth Circuit, which on June 21, 2024 affirmed the District Court’s ruling regarding preventive services recommended by United States Preventive Services Task Force being unconstitutional. However, the Fifth Circuit overturned the nationwide injunction imposed by the District Court, preserving access to the majority of preventive services in dispute for now. The matter is expected to be the subject of additional litigation, having been remanded in part to the District Court. Any future efforts to challenge, replace or replace the Legislation or expand or substantially amend its provision is unknown.
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
•
We hold non-controlling equity interests in four LLCs/LPs, pursuant to the operating and/or partnership agreements of which, the third-party member and the Trust, at any time, potentially subject to certain conditions, have the right to make an offer (“Offering Member”) to the other member(s) (“Non-Offering Member”) in which it either agrees to: (i) sell the entire ownership interest of the Offering Member to the Non-Offering Member (“Offer to Sell”) at a price as determined by the Offering Member (“Transfer Price”), or; (ii) purchase the entire ownership interest of the Non-Offering Member (“Offer to Purchase”) at the equivalent proportionate Transfer Price. The Non-Offering Member has 60 to 90 days to either: (i) purchase the entire ownership interest of the Offering Member at the Transfer Price, or; (ii) sell its entire ownership interest to the Offering Member at the equivalent proportionate Transfer Price. The closing of the transfer must occur within 60 to 90 days of the acceptance by the Non-Offering Member.
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

Results of Operations

During the three-month period ended June 30, 2024, net income was $5.3 million, as compared to $3.5 million during the second quarter of 2023. The $1.8 million increase was attributable to:

•
an increase of $1.5 million resulting from a reduction in the expenses related to our property located in Chicago, Illinois, including $862,000 from demolition expenses incurred during the second quarter of 2023, and $563,000 related to a property tax reduction recorded during the second quarter of 2024 which related primarily to prior periods;
•
an increase of $706,000 resulting from an aggregate net increase in the income generated at various properties, and;
•
a decrease of $404,000 resulting from an increase in interest expense due primarily to increases in our average borrowing rate as well as our average outstanding borrowings.

During the six-month period ended June 30, 2024, net income was $10.6 million, as compared to $7.9 million during the corresponding six-month period of 2023. The $2.6 million increase was attributable to:

•
an increase of $2.1 million resulting from an aggregate net increase in the income generated at various properties;
•
an increase of $1.8 million resulting from a reduction in the expenses related to our property located in Chicago, Illinois, including $1.1 million from demolition expenses incurred during the first six months of 2023, and $563,000 related to a property tax reduction recorded during the first six months of 2024 which related primarily to prior periods, and;
•
a decrease of $1.3 million resulting from an increase in interest expense due primarily to increases in our average borrowing rate as well as our average outstanding borrowings.

Revenues increased $928,000, or 3.9%, to $24.7 million during the three-month period ended June 30, 2024, as compared to $23.8 million during the three-month period ended June 30, 2023. The increase during the second quarter of 2024, as compared to the second quarter of 2023, was primarily due to an aggregate net increase generated at various properties, including the revenues generated at an MOB located in McAllen, Texas, that was acquired during the third quarter of 2023.

Revenues increased $2.8 million, or 6.0%, to $49.9 million during the six-month period ended June 30, 2024, as compared to $47.0 million during the six-month period ended June 30, 2023. The increase during the first six months of 2024, as compared to the first six months of 2023, was primarily due to an aggregate net increase generated at various properties, including the increased revenues generated at a newly constructed MOB located in Reno, Nevada, that opened during the first quarter of 2023, and the revenues generated at an MOB located in McAllen, Texas, that was acquired during the third quarter of 2023.

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

Other operating expenses amounted to $6.1 million during the second quarter of 2024 and $6.5 million during the second quarter of 2023 (excluding $862,000 of demolition expenses incurred during the second quarter of 2023). Included in our other operating expenses (excluding ground lease expenses) are expenses related to the consolidated medical office buildings which included two vacant properties during the second quarter of 2024 and three vacant properties during the second quarter of 2023 (the divestiture of one of these vacant properties was completed during the fourth quarter of 2023 and the demolition of one of these vacant properties was substantially completed during the second quarter of 2023). Other operating expenses amounted to $12.8 million and $12.9 million during the six-month periods ended June 30, 2024 and 2023, respectively, (excluding $1.1 million of demolition expenses incurred during the first six month of 2023). Our operating expenses during the three and six-month periods ended June 30, 2024 include a property tax reduction of approximately $563,000, which related primarily to prior periods, recorded in connection with our property located in Chicago, Illinois.

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

Below is a reconciliation of our reported net income to FFO for the three and six-month periods ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$5,276	$3,476	$10,576	$7,935
Depreciation and amortization expense on consolidated investments	6,806	6,849	13,615	13,467
Depreciation and amortization expense on unconsolidated affiliates	303	298	607	591
Funds From Operations	$12,385	$10,623	$24,798	$21,993
Weighted average number of shares outstanding - Diluted	13,832	13,809	13,828	13,806
Funds From Operations per diluted share	$0.90	$0.77	$1.79	$1.59

Our FFO increased $1.8 million to $12.4 million during the second quarter of 2024, as compared to $10.6 million during the second quarter of 2023. The net increase was primarily due to the $1.8 million increase in net income, as discussed above.

Our FFO increased $2.8 million to $24.8 million during the first six months of 2024, as compared to $22.0 million during the first six months of 2023. The net increase was primarily due to: (i) an increase in net income of $2.6 million, as discussed above, and; (ii) an increase in depreciation and amortization expense incurred by our consolidated and unconsolidated affiliates.

Other Operating Results

Interest Expense:

As reflected in the schedule below, interest expense was $4.6 million and $4.2 million during the three-month periods ended June 30, 2024 and 2023, respectively, and $9.1 million and $7.9 million during the six-month periods ended June 30, 2024 and 2023, respectively (amounts in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Revolving credit agreement	$5,815	$4,989	$11,473	$9,484
Mortgage interest	217	434	561	872
Interest rate swaps income, net (a.)	(1,640)	(1,416)	(3,285)	(2,643)
Amortization of financing fees	190	177	383	348
Amortization of fair value of debt	-	(12)	-	(24)
Capitalized interest on major projects	-	-	-	(149)
Other interest	(2)	4	(5)	(15)
Interest expense, net	$4,580	$4,176	$9,127	$7,873

(a.)
As disclosed below in Quantitative and Qualitative Disclosures About Market Risk-Financial Instruments, on December 1, 2023, we entered into a fourth interest rate swap with a notional amount of $25 million. During the three and six-months ended June 30, 2024, net interest was paid to us from the counterparties pursuant to four interest rate swaps with a combined notional amount of $165 million (of which two interest rate swaps with a combined notional amount of $85 million are scheduled to expire on September 16, 2024). During the three and six-months ended June 30, 2023, net interest was paid to us from the counterparties pursuant to three interest rates swaps with a combined notional amount of $140 million.

Interest expense increased by $404,000 during the three-month period ended June 30, 2024, as compared to the comparable period of 2023, due primarily to: (i) a $826,000 increase in the interest expense on our revolving credit agreement primarily resulting from increases in our average cost of borrowings (6.92% average effective rate during the second quarter of 2024, as compared to 6.59% average effective rate during the comparable quarter of 2023) and in our average outstanding borrowings ($337.9 million during the three months ended June 30, 2024 as compared to $303.8 million in the comparable quarter of 2023); (ii) a $19,000 net increase in other combined interest expenses, partially offset by; (iii) a $224,000 favorable change in interest rate swap income, and; (iv) a $217,000 decrease in mortgage interest expense (due primarily to repayment, utilizing borrowings under our credit agreement, of a $12.2 million fixed rate mortgage loan that matured during the second quarter of 2024).

Interest expense increased by $1.3 million during the six-month period ended June 30, 2024, as compared to the comparable period of 2023, due primarily to: (i) a $2.0 million increase in the interest expense on our revolving credit agreement primarily resulting from increases in our average cost of borrowings (6.94% average effective rate during the first six months of 2024, as compared to 6.33% average effective rate during the comparable six months of 2023) and in our average outstanding borrowings ($332.5 million during the six months ended June 30, 2024 as compared to $302.4 million in the comparable six-month period of 2023); (ii) a $149,000 increase due to a decrease in capitalized interest on a major project that was substantially completed during the first quarter of 2023; (iii) a $69,000 net increase in other combined interest expenses, partially offset by; (iv) a $642,000 favorable change in interest rate swap income, and; (v) a $311,000 decrease in mortgage interest expense.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $23.9 million during the six-month period ended June 30, 2024 as compared to $22.3 million during the comparable period of 2023. The $1.5 million net increase was attributable to:

•
a favorable change of $2.9 million due to an increase in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization related to above/below market leases, amortization of debt premium, as applicable, amortization of deferred financing costs and stock-based compensation), as discussed above;
•
an unfavorable change of $691,000 in accrued expenses and other liabilities;
•
a favorable change of $572,000 in accrued interest;
•
an unfavorable change of $160,000 in leasing costs paid;
•
a favorable change of $115,000 in lease receivable, and;
•
other combined net unfavorable changes of $1.2 million.

Net cash used in investing activities

Net cash used in investing activities was $9.7 million during the first six months of 2024 as compared to $8.9 million during the first six months of 2023.

During the six-month period ended June 30, 2024 we funded: (i) $5.9 million in equity investments in unconsolidated LLCs; (ii) $4.3 million in additions to real estate investments including construction costs related to the Sierra Medical Plaza I medical office building located in Reno, Nevada, that was substantially completed during the first quarter of 2023, as well as tenant improvements at various MOBs, and; (iii) $128,000 in an advance made to a third-party partner of an unconsolidated LLC, which was repaid in July, 2024, with interest. In addition, during the six months ended June 30, 2024, we received $688,000 of cash in excess of income from LLCs.

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

Net cash used in financing activities

Net cash used in financing activities was $16.8 million during the six months ended June 30, 2024, as compared to $11.6 million during the six months ended June 30, 2023.

During the six-month period ended June 30, 2024, we paid: (i) $12.9 million on mortgage notes payable that are non-recourse to us, including a $12.2 million repayment of a fixed rate mortgage loan that matured during the second quarter of 2024; (ii) $49,000 of financing costs related to the revolving credit agreement; (iii) $20.2 million of dividends, including $78,000 of previously accrued dividends, and; (iv) $10,000, of net cash paid related to the issuance of shares of beneficial interest. Additionally, during the six months ended June 30, 2024, we received $16.3 million of net borrowings on our revolving credit agreement.

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

During the second quarter of 2024, we commenced an at-the-market ("ATM") equity issuance program, pursuant to the terms of which we may sell, from time-to-time, common shares of our beneficial interest up to an aggregate sales price of $100 million to or through our agent banks. The common shares will be offered pursuant to the Registration Statement filed with the Securities and Exchange Commission, which became effective on April 30, 2024.

No shares were issued pursuant to this ATM equity program since the effective date of April 30, 2024 through June 30, 2024. Pursuant to this ATM program, as of June 30, 2024, we have paid or incurred approximately $287,000 in various fees and expenses related to our ATM program.

Additional cash flow and dividends paid information for the six-month periods ended June 30, 2024 and 2023:

As indicated on our condensed consolidated statement of cash flows, we generated net cash provided by operating activities of $23.9 million and $22.3 million during the six-month periods ended June 30, 2024 and 2023, respectively. As also indicated on our statement of cash flows, non-cash expenses including depreciation and amortization expense, amortization related to above/below market leases, amortization of debt premium, as applicable, amortization of deferred financing costs and stock-based compensation expense, as well as changes in certain assets and liabilities, are the primary differences between our net income and net cash provided by operating activities during each period.

We declared and paid dividends of $20.2 million and $19.8 million during the six-month periods ended June 30, 2024 and 2023, respectively. During the first six months of 2024, the $23.9 million of net cash provided by operating activities was approximately $3.7 million greater than the $20.2 million of dividends paid during the first six months of 2024. During the first six months of 2023, the $22.3 million of net cash provided by operating activities was approximately $2.5 million greater than the $19.8 million of dividends paid during the first six months of 2023.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the six months ended June 30, 2024 and 2023. From time to time, various other sources and uses of cash may include items such as investments and advances made to/from LLCs, additions to real estate investments, acquisitions/divestiture of properties, net borrowings/repayments of debt, and proceeds generated from the issuance of equity. Therefore, in any given period, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties. Rather, our dividends as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our $375 million revolving credit agreement (which had $32.1 million of available borrowing capacity, net of outstanding borrowings as of June 30, 2024); (ii) borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our consolidated and unconsolidated LLCs/LPs; (iii) the issuance of other long-term debt, and/or; (iv) the issuance of equity. In April 2024 we filed a shelf registration statement on Form S-3 with the

Securities and Exchange Commission pursuant to which we many offer up to $100 million of securities pursuant to supplemental prospectuses which we may file from time to time.

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

The margins over adjusted term SOFR, Base Rate and the facility fee are based upon our total leverage ratio. At June 30, 2024, the applicable margin over the adjusted term SOFR rate was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%.

At June 30, 2024, we had $342.9 million of outstanding borrowings pursuant to the terms of our $375 million Credit Agreement and $32.1 million of available borrowing capacity. There are no compensating balance requirements. At December 31, 2023, we had $326.6 million of outstanding borrowings, $3.1 million of outstanding letters of credit and $45.3 million of available borrowing capacity.

In our consolidated statements of cash flows, we report cash flows pursuant to our Credit Agreement on a net basis. Aggregate borrowings under our Credit Agreement were $25.2 million and $14.8 million during the quarters ended June 30, 2024 and 2023, respectively, and aggregate repayments were $15.9 million and $11.8 million during the quarters ended June 30, 2024 and 2023, respectively. Aggregate borrowings under our Credit Agreement were $47.0 million and $34.5 million during the six-months ended June 30, 2024 and 2023, respectively, and aggregate repayments were $30.7 million and $21.2 million during the six-months ended June 30, 2024 and 2023, respectively.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts then outstanding under the Credit Agreement. We are in compliance with all of the covenants in the Credit Agreement at June 30, 2024, and were in compliance with all of the covenants of the Credit Agreement at December 31, 2023. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	June 30, 2024	December 31, 2023
Tangible net worth	> $125,000	$182,508	$191,824
Total leverage	< =60%	44.0%	44.5%
Secured leverage	< 30%	2.5%	4.1%
Unencumbered leverage	< 60%	45.3%	44.2%
Fixed charge coverage	>1.50x	3.2x	3.1x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of June 30, 2024 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
Tuscan Professional Building fixed rate mortgage loan (b.)	$717	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	7,789	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	11,638	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	20,144
Less net financing fees	(174)
Total mortgages notes payable, non-recourse to us, net	$19,970

(a.)
All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)
This loan is scheduled to mature within the next twelve months, at which time we will either refinance pursuant to a new mortgage loan or repay the mortgage balance in full utilizing borrowings under our Credit Agreement.

On April 10, 2024, the $12.2 million fixed rate mortgage loan on Summerlin Hospital Medical Office Building III was fully repaid utilizing borrowings under our Credit Agreement.

At June 30, 2024 and December 31, 2023, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of June 30, 2024, had a combined carrying value of approximately $20.1 million and a combined fair value of approximately $18.4 million. The mortgages outstanding as of December 31, 2023, had a combined carrying value of approximately $33.1 million and a combined fair value of approximately $31.2 million. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosure in connection with debt instruments. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Off Balance Sheet Arrangements

As of June 30, 2024, we had off balance sheet arrangements consisting of certain equity and debt financing commitments. As a result of the first quarter, 2024 partial repayment of the Grayson Properties II construction loan, the associated $3.1 million letter of credit was cancelled. (See Note 5 to the condensed consolidated financial statements). As of December 31, 2023, we had off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at December 31, 2023 totaled $3.1 million related to Grayson Properties II.

Acquisition and Divestiture Activity

Please see Note 4 to the condensed consolidated financial statements.

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

In January 2020, we entered into an interest rate swap agreement on a total notional amount of $35 million with a fixed interest rate of 1.4975% that we designated as a cash flow hedge. The interest rate swap became effective on January 15, 2020 and is scheduled to mature on September 16, 2024. On May 15, 2023, this interest rate swap agreement was modified to replace the benchmark rate from LIBOR to term SOFR. If the one-month term SOFR is above 1.41%, the counterparty pays us, and if the one-month term SOFR is less than 1.41%, we pay the counterparty, the difference between the fixed rate of 1.41% and one-month term SOFR. Although we can provide no assurance we will ultimately do so, at a future date in 2024, we are considering replacing this interest rate swap agreement with either an interest rate swap or interest rate cap agreement on a total notional amount of approximately $35 million.

During the third quarter of 2019, we entered into an interest rate swap agreement on a total notional amount of $50 million with a fixed interest rate of 1.144% that we designated as a cash flow hedge. The interest rate swap became effective on September 16, 2019 and is scheduled to mature on September 16, 2024. On May 15, 2023, this interest rate swap agreement was modified to replace the benchmark rate from LIBOR to term SOFR. If one-month term SOFR is above 1.065%, the counterparty pays us, and if one-month term SOFR is less than 1.065%, we pay the counterparty, the difference between the fixed rate of 1.065% and one-month term SOFR. Although we can provide no assurance we will ultimately do so, at a future date in 2024, we are considering replacing this interest rate swap agreement with either an interest rate swap or interest rate cap agreement on a total notional amount of approximately $50 million.

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At June 30, 2024, the fair value of our interest rate swaps was a net asset of $6.4 million which is included in deferred charges and other assets on the accompanying condensed consolidated balance sheet. During the second quarter of 2024, we received approximately $1.6 million from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the first six months of 2024, we received approximately $3.3 million from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the second quarter of 2023, we received approximately $1.4 million from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the first six months of 2023, we received approximately $2.6 million from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity. Amounts are reclassified from AOCI to the income statement in the period or periods the hedged transaction affects earnings. We do not expect any gains or losses on our interest rate swaps to be reclassified to earnings in the next twelve months.

The sensitivity analysis related to our fixed and variable rate debt assumes current market rates with all other variables held constant. As of June 30, 2024, the fair value and carrying value of our debt is approximately $361.0 million and $363.0 million, respectively. As of that date, the carrying value exceeds the fair value by approximately $2.0 million.

The table below presents information about our financial instruments that are sensitive to changes in interest rates. The interest rate swaps include the $50 million swap agreement entered into during the third quarter of 2019, the $35 million swap agreement entered into in January, 2020, the $55 million swap agreement entered into in March, 2020 and the $25 million swap agreement entered into in December, 2023. For debt obligations, the amounts of which are as of June 30, 2024, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Long-term debt:
Fixed rate:
Debt(a)	$632	$939	$600	$626	$653	$16,694	$20,144
Average interest rates	4.30%	4.30%	4.20%	4.20%	4.30%	4.40%	4.30%
Variable rate:
Debt(b)	$—	$342,900	$—	$—	$—	$—	$342,900
Average interest rates	—	6.70%	—	—	—	—	6.70%
Interest rate swaps:
Notional amount(c)	$85,000	$—	$—	$80,000	$—	$—	$165,000
Interest rates	1.210%	—	—	1.580%	—	—	1.390%

(a)
Consists of non-recourse mortgage notes payable.
(b)
Consists of $342.9 million of outstanding borrowings under the terms of our $375 million revolving credit agreement which has a maturity date of July 2, 2025.
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

As calculated based upon our variable rate debt outstanding as of June 30, 2024 that is subject to interest rate fluctuations, and giving effect to the above-mentioned interest rate swap, each 1% change in interest rates would impact our net income by approximately $1.8 million.

Item 4. Controls and Procedures

As of June 30, 2024, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”).

Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2023 includes a listing of risk factors to be considered by investors in our securities. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 5. Other Information

None of the Trust’s Board of Trustees or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Trust’s quarter ended June 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a.)
Exhibits:

10.1

The Universal Health Realty Income Trust Amended and Restated 2007 Restricted Stock Plan, as amended, previously filed as Annex A to the Trust's Proxy Statement filed on April 23, 2024, is incorporated herein by reference.

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

Date: August 8, 2024	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

/s/ Alan B. Miller
Alan B. Miller,
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Charles F. Boyle
Charles F. Boyle, Senior Vice President and Chief Financial Officer (Principal Financial Officer)