Form 10-Q
period 2024-09-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2024-11-08
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Number of common shares of beneficial interest outstanding at October 31, 2024—13,849,568

UNIVERSAL HEALTH REALTY INCOME TRUST

This Quarterly Report on Form 10-Q is for the quarter ended September 30, 2024. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

As disclosed in this Quarterly Report, including in Note 2 to the condensed consolidated financial statements—Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions, a wholly-owned subsidiary of UHS (UHS of Delaware, Inc.) serves as our Advisor pursuant to the terms of an annually renewable Advisory Agreement dated December 24, 1986, and as amended and restated as of January 1, 2019. The Advisory Agreement expires on December 31 of each year, however, it is renewable by us, subject to a determination by our Trustees who are unaffiliated with UHS, that the Advisor’s performance has been satisfactory. The Advisory Agreement was renewed for 2024 with the same terms as the Advisory Agreement in place during 2023 and 2022. Our officers are all employees of UHS through its wholly-owned subsidiary, UHS of Delaware, Inc. In addition, five of our hospital facilities are leased to wholly-owned subsidiaries of UHS, one of our hospital facilities is leased to a joint venture between a wholly-owned subsidiary of UHS and a third party, and subsidiaries of UHS are tenants of twenty medical/office buildings or free-standing emergency departments, that are either wholly or jointly-owned by us. Any reference to “UHS” or “UHS facilities” in this report is referring to Universal Health Services, Inc.’s subsidiaries, including UHS of Delaware, Inc.

In this Quarterly Report, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 95%. As of September 30, 2024, we had investments in four jointly-owned LLCs/LPs. We currently account for our share of the income/loss from these investments by the equity method (see Note 5 to the condensed consolidated financial statements - Summarized Financial Information of Equity Affiliates).

Part I. Financial Information

Item I. Financial Statements

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2024 and 2023

(amounts in thousands, except per share information)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Lease revenue - UHS facilities (a.)	$8,248	$8,274	$25,366	$24,297
Lease revenue - Non-related parties	14,342	13,926	43,188	40,955
Other revenue - UHS facilities	242	254	682	730
Other revenue - Non-related parties	305	404	1,056	1,177
Interest income on financing leases - UHS facilities	1,357	1,365	4,077	4,096
	24,494	24,223	74,369	71,255
Expenses:
Depreciation and amortization	7,009	7,012	20,624	20,479
Advisory fees to UHS	1,386	1,332	4,093	3,957
Other operating expenses	7,609	7,854	22,115	23,625
	16,004	16,198	46,832	48,061
Income before equity in income of unconsolidated limited liability companies ("LLCs") and interest expense	8,490	8,025	27,537	23,194
Equity in income of unconsolidated LLCs	300	314	956	953
Interest expense, net	(4,793)	(4,467)	(13,920)	(12,340)
Net income	$3,997	$3,872	$14,573	$11,807
Basic earnings per share	$0.29	$0.28	$1.06	$0.86
Diluted earnings per share	$0.29	$0.28	$1.05	$0.85

Weighted average number of shares outstanding - Basic	13,807	13,790	13,799	13,784
Weighted average number of shares outstanding - Diluted	13,849	13,822	13,835	13,811

(a.) Includes bonus rental on McAllen Medical Center, a UHS acute care hospital facility of $765 and $725 for the three-month periods ended September 30, 2024 and 2023, respectively, and $2,306 and $2,219 for the nine-month periods ended September 30, 2024 and 2023, respectively.

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2024 and 2023

(amounts in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$3,997	$3,872	$14,573	$11,807
Other comprehensive loss:
Unrealized derivative loss on cash flow hedges	(3,184)	(489)	(4,055)	(1,521)
Total other comprehensive loss:	(3,184)	(489)	(4,055)	(1,521)
Total comprehensive income	$813	$3,383	$10,518	$10,286

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(amounts in thousands, except share information)

(unaudited)

	September 30,	December 31,
	2024	2023
Assets:
Real Estate Investments:
Buildings and improvements and construction in progress	$654,154	$649,374
Accumulated depreciation	(280,859)	(262,449)
	373,295	386,925
Land	56,870	56,870
Net Real Estate Investments	430,165	443,795
Financing receivable from UHS	82,921	83,279
Net Real Estate Investments and Financing receivable	513,086	527,074
Investments in limited liability companies ("LLCs")	14,260	9,102
Other Assets:
Cash and cash equivalents	6,372	8,212
Lease and other receivables from UHS	6,995	6,180
Lease receivable - other	8,580	8,166
Intangible assets (net of accumulated amortization of $11.9 million and $12.5 million, respectively)	7,758	9,110
Right-of-use land assets, net	10,925	10,946
Deferred charges, notes receivable and other assets, net	16,354	17,579
Total Assets	$584,330	$596,369
Liabilities:
Line of credit borrowings	$347,750	$326,600
Mortgage notes payable, non-recourse to us, net	19,662	32,863
Accrued interest	736	490
Accrued expenses and other liabilities	12,690	13,500
Ground lease liabilities, net	10,925	10,946
Tenant reserves, deposits and deferred and prepaid rents	10,928	11,036
Total Liabilities	402,691	395,435
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2024 - 13,849,424; 2023 - 13,823,899	138	138
Capital in excess of par value	270,826	270,398
Cumulative net income	840,634	826,061
Cumulative dividends	(933,216)	(902,975)
Accumulated other comprehensive income	3,257	7,312
Total Equity	181,639	200,934
Total Liabilities and Equity	$584,330	$596,369

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Nine Months Ended September 30, 2024

(amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity
January 1, 2024	13,824	$138	$270,398	$826,061	$(902,975)	$7,312	$200,934
Shares of Beneficial Interest:
Issued, net	26	—	(180)	—	—	—	(180)
Repurchased	(1)	—	(27)	—	—	—	(27)
Restricted stock-based compensation expense	—	—	635	—	—	—	635
Dividends ($2.185/share)	—	—	—	—	(30,241)	—	(30,241)
Comprehensive income:
Net income	—	—	—	14,573	—	—	14,573
Unrealized net gain on cash flow hedges	—	—	—	—	—	(4,055)	(4,055)
Subtotal - comprehensive income				14,573		(4,055)	10,518
September 30, 2024	13,849	$138	$270,826	$840,634	$(933,216)	$3,257	$181,639

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Nine Months Ended September 30, 2023

(amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity
January 1, 2023	13,803	$138	$269,472	$810,661	$(863,181)	$12,011	229,101
Shares of Beneficial Interest:
Issued, net	20	—	117	—	—	—	117
Repurchased	—	—	—	—	—	—	-
Restricted stock-based compensation expense	—	—	577	—	—	—	577
Dividends ($2.155/share)	—	—	—	—	(29,773)	—	(29,773)
Comprehensive income:
Net income	—	—	—	11,807	—	—	11,807
Unrealized net loss on cash flow hedges	—	—	—	—	—	(1,521)	(1,521)
Subtotal - comprehensive income				11,807		(1,521)	10,286
September 30, 2023	13,823	$138	$270,166	$822,468	$(892,954)	$10,490	$210,308

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended September 30, 2024

(amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity
July 1, 2024	13,849	$138	$270,592	$836,637	$(923,107)	$6,441	$190,701
Shares of Beneficial Interest:
Issued	—	—	27	—	—	—	27
Repurchased	—	—	(15)	—	—	—	(15)
Restricted stock-based compensation expense	—	—	222	—	—	—	222
Dividends ($.73/share)	—	—	—	—	(10,109)	—	(10,109)
Comprehensive income:
Net income	—	—	—	3,997	—	—	3,997
Unrealized net loss on cash flow hedges	—	—	—	—	—	(3,184)	(3,184)
Subtotal - comprehensive income				3,997		(3,184)	813
September 30, 2024	13,849	$138	$270,826	$840,634	$(933,216)	$3,257	$181,639

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended September 30, 2023

(amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity
July 1, 2023	13,822	$138	$269,923	$818,596	$(883,001)	$10,979	216,635
Shares of Beneficial Interest:
Issued	1	—	42	—	—	—	42
Repurchased	—	—	—	—	—	—	—
Restricted stock-based compensation expense	—	—	201	—	—	—	201
Dividends ($.72/share)	—	—	—	—	(9,953)	—	(9,953)
Comprehensive income:
Net income	—	—	—	3,872	—	—	3,872
Unrealized net loss on cash flow hedges	—	—	—	—	—	(489)	(489)
Subtotal - comprehensive income				3,872		(489)	3,383
September 30, 2023	13,823	$138	$270,166	$822,468	$(892,954)	$10,490	$210,308

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$14,573	$11,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,624	20,479
Amortization related to above/below market leases, net	(131)	(109)
Amortization of debt premium	-	(36)
Amortization of deferred financing costs	571	536
Stock-based compensation expense	635	577
Changes in assets and liabilities:
Lease receivable	(1,229)	(741)
Accrued expenses and other liabilities	241	859
Tenant reserves, deposits and deferred and prepaid rents	(108)	114
Accrued interest	246	(43)
Leasing costs paid	(1,100)	(1,370)
Other, net	(564)	411
Net cash provided by operating activities	33,758	32,484
Cash flows from investing activities:
Investments in LLCs	(5,892)	(4,058)
Cash distributions from LLCs	765	531
Advance received from LLC	-	3,500
Additions to real estate investments, net	(6,037)	(12,220)
Cash paid for acquisition of properties	-	(7,598)
Net cash used in investing activities	(11,164)	(19,845)
Cash flows from financing activities:
Net borrowings on the line of credit	21,150	23,400
Repayments of mortgage notes payable	(13,232)	(5,423)
Financing costs paid	(2,127)	(222)
Dividends paid	(30,242)	(29,767)
Issuance of shares of beneficial interest, net	17	118
Net cash used in financing activities	(24,434)	(11,894)
(Decrease)/increase in cash and cash equivalents	(1,840)	745
Cash and cash equivalents, beginning of period	8,212	7,614
Cash and cash equivalents, end of period	$6,372	$8,359
Supplemental disclosures of cash flow information:
Interest paid	$13,134	$12,032
Invoices accrued for construction and improvements	$1,715	$2,005

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the quarter ended September 30, 2024. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%. As of September 30, 2024, we had investments in four jointly-owned LLCs/LPs. We currently account for our share of the income/loss from these investments by the equity method (see Note 5).

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

(2) Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions

Leases: We commenced operations in 1986 by purchasing certain properties from subsidiaries of UHS and immediately leasing the properties back to the respective subsidiaries. The base rentals and lease and renewal terms for each of the hospitals leased to subsidiaries of UHS as of September 30, 2024, are provided below. The base rents are paid monthly. The lease on McAllen Medical Center also provides for bonus rent which is paid quarterly based upon a computation that compares the hospital’s current quarter revenue to a corresponding quarter in the base year. The hospital leases with subsidiaries of UHS, with the exception of the lease on Clive Behavioral Health Hospital (which is operated by UHS in a joint venture with an unrelated third party), are unconditionally guaranteed by UHS and are cross-defaulted with one another. The lease for the Clive facility is guaranteed on a several basis by UHS (52%) and Catholic Health Initiatives-Iowa (48%).

The combined revenues generated from the leases on the three acute care and three behavioral health care hospital facilities leased to subsidiaries of UHS at September 30, 2024, accounted for approximately 24% and 25% of our consolidated revenues for the three months ended September 30, 2024 and 2023, respectively and approximately 24% and 25% of our consolidated revenues for the nine months ended September 30, 2024 and 2023, respectively. In addition to the six UHS hospital facilities, we have twenty properties consisting of medical/office buildings and free-standing emergency departments ("FEDs") that are either wholly or jointly-owned by us that include tenants which are subsidiaries of UHS. The aggregate revenues generated from UHS-related tenants comprised approximately 40% and 41% of our consolidated revenues during the three-month periods ended September 30, 2024 and 2023, respectively, and 41% of our consolidated revenues during each of the nine-month periods ended September 30, 2024 and 2023.

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

As a result of UHS’ purchase option within the lease agreements of Aiken and Canyon Creek, the transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and the properties acquired by us in connection with the asset purchase and sale agreement with UHS, as amended, were accounted for as financing arrangements. Our consolidated balance sheets as of September 30, 2024 and December 31, 2023 include financing receivables related to this transaction of $82.9 million and $83.3 million, respectively.

Also on December 31, 2021, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases as amended, (with us as lessor), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033. Subject to the terms of the master lease, Aiken and Canyon Creek have the right to renew their leases, at the then current fair market rent (as defined in the master lease), for seven, five-year optional renewal terms. Pursuant to the leases, as amended during the first quarter of 2022, the aggregate annual rental rate during 2024 on the acquired properties, which is payable to us on a monthly basis, is approximately $5.9 million ($4.1 million related to Aiken and $1.8 million related to Canyon Creek). The portion of the lease payments that is included in our consolidated statements of income, and reflected as interest income on financing leases, was approximately $1.4 million for each of the three months ended September 30, 2024 and 2023, and approximately $4.1 million for each of the nine-month periods ended September 30, 2024 and 2023. There is no bonus rental component applicable to either of these leases.

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

The table below details the existing lease terms and renewal options for each of the hospital leases that are related to UHS as of September 30, 2024, consisting of three acute care hospitals and three behavioral health hospitals:

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

In October, 2024, two wholly-owned subsidiaries of UHS each exercised their 5-year renewal options on two FEDs located in Weslaco and Mission, Texas, covering the period of February 1, 2025 through January 31, 2030 (the current lease terms were scheduled to expire on January 31, 2025; with aggregate annual lease rates of approximately $979,000). Pursuant to terms of the leases, and consistent with the terms of the leases currently in effect for each property, the lease rates are scheduled to increase 2% per year through the end of the renewed lease terms. The wholly-owned subsidiaries of UHS have five, 5-year renewal options remaining on each of these FEDs, with the first three renewal options (covering the years 2030 through 2044) providing for 2% annual increases to the lease rates, and the remaining two, 5-year renewal options (covering the years 2045 through 2054) providing for lease rates at the then fair market value. These leases are cross-defaulted with one another and the wholly-owned subsidiaries of UHS have the option to purchase the leased properties upon the expiration of each five-year extended term at the fair market value at that time.

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

During the first quarter of 2023, construction was substantially completed on Sierra Medical Plaza I, a multi-tenant MOB located in Reno, Nevada, consisting of approximately 86,000 rentable square feet. This MOB is located on the campus of the Northern Nevada Sierra Medical Center, a newly constructed acute care hospital that is owned and operated by a wholly-owned subsidiary of UHS, which was completed and opened during April of 2022. The cost of the MOB is estimated to be approximately $35 million, approximately $30 million of which was incurred as of September 30, 2024. In connection with this MOB, we entered into a ground lease and master flex-lease agreement with a wholly-owned subsidiary of UHS. The master flex lease agreement has a ten-year term scheduled to expire on March 31, 2033, and covers approximately 68% of the rentable square feet of the MOB at an initial minimum rent of $1.3 million annually plus a pro-rata share of the common area maintenance expenses. The master flex-lease is subject to a reduction during the term based upon the execution of third-party leases. The ground lease and the master flex lease each commenced during March, 2023.

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

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of September 30, 2024 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time special compensation awards in the form of restricted stock and/or cash bonuses.

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

Our advisory fee for the three months ended September 30, 2024 and 2023, was computed at 0.70% of our average invested real estate assets, as derived from our condensed consolidated balance sheets. Based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the advisory fee computation remained unchanged for 2024 as compared to 2023 and 2022. The average real estate assets for advisory fee calculation purposes exclude certain items from our condensed consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, lease receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Advisory fees incurred and paid (or payable) to UHS amounted to approximately $1.4 million and $1.3 million for the three-month periods ended September 30, 2024 and 2023, respectively, and were based upon average invested real estate assets of $792 million and $761 million, respectively. Advisory fees incurred and paid (or payable) to UHS amounted to approximately $4.1 million and $4.0 million for the nine-month periods ended September 30, 2024 and 2023, respectively, and were based upon average invested real estate assets of $780 million and $754 million, respectively.

Share Ownership: As of September 30, 2024 and December 31, 2023, UHS owned 5.7% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from the UHS-related tenants comprised approximately 40% and 41% of our consolidated revenues during the three-month periods ended September 30, 2024 and 2023, respectively, and approximately 41% during each of the nine-month periods ended September 30, 2024 and 2023, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends and Equity Issuance Program

Dividends and dividend equivalents:

We declared and paid dividends of approximately $10.1 million, or $.730 per share, during the third quarter of 2024 and approximately $9.9 million, or $.720 per share, during the third quarter of 2023. We declared and paid dividends of approximately $30.2 million, or $2.185 per share, during the nine-month period ended September 30, 2024, and approximately $29.8 million, or $2.155 per share, during the comparable period of 2023. Amounts reflected above include accrued dividends that were paid related to the vesting of restricted stock. Dividend equivalents, which are applicable to shares of unvested restricted stock, were accrued during the first nine months of 2024 and 2023 and were or will be paid upon vesting of the restricted stock.

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

No shares were issued under the Form S-3 since the effective date of April 30, 2024 through September 30, 2024. As of September 30, 2024, we have paid or incurred approximately $297,000 in various fees and expenses related to the Form S-3. The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors. We make no assurance regarding when, or if, we will issue any securities under this registration statement.

(4) Acquisitions and Divestitures

Nine Months Ended September 30, 2024:

Acquisitions:

There were no acquisitions during the first nine months of 2024.

Divestitures:

There were no divestitures during the first nine months of 2024.

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

The master flex lease agreement in connection with this building, which commenced in March, 2023 and has a ten-year term scheduled to expire on March 31, 2033, covers approximately 68% of the rentable square feet of the MOB at an initial minimum rent of $1.3 million annually, plus pro-rata share of the common area maintenance expenses. This master flex lease agreement is subject to reduction based upon the execution of third-party leases. Additionally, during March, 2023, the ground lease for this property commenced and a right-of-use asset and lease liability was recorded in connection with this lease. The cost of the MOB is estimated to be approximately $35 million, approximately $30 million of which was incurred as of September 30, 2024.

Acquisitions:

During the third quarter of 2023, we acquired the McAllen Doctor's Center, an MOB located in McAllen, Texas, for a purchase price of approximately $7.5 million. The building has approximately 79,500 rentable square feet and is 100% master leased to McAllen Hospitals, L.P., a wholly-owned subsidiary of UHS. The triple-net master lease is for twelve years and is scheduled to expire on August 31, 2035. McAllen Hospitals, L.P. has the option to renew the lease term for three consecutive ten-year terms. The initial annual base rent is approximately $624,000. This acquisition was completed utilizing a qualified third-party intermediary as part of a tax-deferred like-kind-exchange transaction pursuant to Section 1031 of the Internal Revenue Code, as amended.

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

At September 30, 2024, we have non-controlling equity investments or commitments in four jointly-owned LLCs/LPs which own MOBs. As of September 30, 2024 we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities which we are the primary beneficiary nor do we have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash funding is typically advanced as equity or member loans. These entities maintain property insurance on the properties.

The following property table represents the four LLCs/LPs in which we owned a non-controlling interest and were accounted for under the equity method as of September 30, 2024:

Name of LLC/LP	Ownership	Property Owned by LLC/LP
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)(b.)	74%	Mid Coast Hospital MOB
FTX MOB Phase II (c.)	95%	Forney Medical Plaza II
Grayson Properties II (d.)(e.)	95%	Texoma Medical Plaza II
(a.)
This LLC has a third-party term loan of $8.2 million, which is non-recourse to us, outstanding as of September 30, 2024.
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
(d.)
This LP constructed, owns and operates the Texoma Medical Plaza II, on which construction was substantially completed in December 2020. The MOB is located in Denison, Texas, on the campus of a hospital owned and operated by a wholly-owned subsidiary of UHS. We have committed to invest up to $10.2 million in equity and debt financing, of which $7.5 million, net, has been funded as of September 30, 2024. This LP entered into a third-party construction loan commitment, which is non-recourse to us, which had an outstanding balance of $6.9 million as of September 30, 2024. Monthly principal and interest payments on this loan commenced on January 1, 2023. During the first quarter of 2024, $5.7 million of the third-party construction loan was repaid utilizing pro rata equity contributions from the partners. The third-party partner's share of the pro rata equity contributions was partially funded with a six-month, $128,000 partner loan from us, which was repaid during July, 2024 with interest. Our share of the pro rata equity contributions, as well as the third-party partner loan, were funded utilizing borrowings from our revolving credit agreement. As a result of the repayment of a portion of the construction loan, an associated $3.1 million letter of credit was terminated.
(e.)
We are the lessee with a UHS-related party for the land related to this property.

Below are the condensed combined statements of income (unaudited) for the four LLCs/LPs accounted for under the equity method at September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(amounts in thousands)		(amounts in thousands)
Revenues	$2,217	$2,269	$6,524	$6,538
Operating expenses	951	967	$2,675	2,684
Depreciation and amortization	476	478	$1,422	1,394
Interest, net	142	199	$443	638
Net income	$648	$625	$1,984	$1,822
Our share of net income	$300	$314	$956	$953

Below are the condensed combined balance sheets (unaudited) for the four above-mentioned LLCs/LPs that were accounted for under the equity method as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(amounts in thousands)
Net property, including construction in progress	$27,391	$28,488
Other assets (a.)	5,132	4,667
Total assets	$32,523	$33,155

Other liabilities (a.)	$2,628	$2,074
Mortgage notes payable, non-recourse to us	15,165	21,206
Equity	14,730	9,875
Total liabilities and equity	$32,523	$33,155

Investments in and advances to LLCs before amounts included in
accrued expenses and other liabilities	$14,260	$9,102
Amounts included in accrued expenses and other liabilities	(1,760)	(1,729)
Our share of equity in LLCs, net	$12,500	$7,373

(a.)
Other assets and other liabilities as of September 30, 2024 and December 31, 2023 include approximately $649,000 and $651,000, respectively, of right-of-use land assets and right-of-use land liabilities related to ground leases whereby the LLC/LP is the lessee, with third party lessors, including subsidiaries of UHS.

As of September 30, 2024, and December 31, 2023, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs/LPs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

	Mortgage Loan Balance (a.)
Name of LLC/LP	9/30/2024	12/31/2023	Maturity Date
Brunswick Associates (2.80% fixed rate mortgage loan)	$8,244	$8,453	December, 2030
Grayson Properties II (3.70% fixed rate construction loan) (b.)	6,921	12,753	March, 2026
	$15,165	$21,206
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

Pursuant to the operating and/or partnership agreements of the four LLCs/LPs in which we continue to hold non-controlling ownership interests, the third-party member and the Trust, at any time, potentially subject to certain conditions, have the right to make an offer (“Offering Member”) to the other member(s) (“Non-Offering Member”) in which it either agrees to: (i) sell the entire ownership interest of the Offering Member to the Non-Offering Member at a price as determined by the Offering Member (“Transfer Price”), or; (ii) purchase the entire ownership interest of the Non-Offering Member at the equivalent proportionate Transfer Price. The Non-Offering Member has 60 to 90 days to either: (i) purchase the entire ownership interest of the Offering Member at the Transfer Price, or; (ii) sell its entire ownership interest to the Offering Member at the equivalent proportionate Transfer Price. The closing of the transfer must occur within 60 to 90 days of the acceptance by the Non-Offering Member.

(6) Recent Accounting Pronouncements

Segment Reporting

In November, 2023, the FASB issued ASU 2023-07, Segment Reporting, Topic 280, "Improvements to Reportable Segment Disclosures ("ASU 2023-07") which was issued to improve the disclosures about a public entity's reportable segments and address requests from investors for additional, more detailed information about a reportable segment's expenses. The ASU requires existing annual segment disclosures to also be disclosed on an interim basis and also requires disclosures around significant segment expenses and disclosures to identify the title and position of the chief operating decision maker ("CODM"). The standard is effective for the fiscal year ended December 31, 2024 and interim periods thereafter. We do not expect the standard to have a material impact on our consolidated financial statements.

Reference Rate Reform

In March 2020, the FASB issued an accounting standard classified under FASB ASC Topic 848, “Reference Rate Reform.” The amendments in this update contain practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASC 848 is optional and may be elected over time as reference rate reform activities occur. Beginning in the first quarter of 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We will continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 has no impact on the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2024.

(7) Lease Accounting

As Lessor:

We lease most of our operating properties to customers under agreements that are typically classified as operating leases (as noted below, two of our leases are accounted for as financing arrangements effective on December 31, 2021). We recognize the total minimum lease payments provided for under the operating leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses, including common area maintenance, real estate taxes and insurance are recovered from our customers. We record amounts reimbursed by customers in the period that the applicable expenses are incurred, which is generally ratably throughout the term of the lease. We have elected the package of practical expedients that allows lessors to not separate lease and non-lease components by class of underlying asset. This practical expedient allowed us to not separate expenses reimbursed by our customers (“tenant reimbursements”) from the associated rental revenue if certain criteria were met. We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated tenant reimbursements are the same, and for the leases that qualify as operating leases, we accounted for and presented rental revenue and tenant reimbursements as a single component under Lease revenue in our consolidated statements of income for the three and nine months ended September 30, 2024 and 2023.

On December 31, 2021, as a result of the asset purchase and sale transaction with UHS, as amended during the first quarter of 2022, the real estate assets of two wholly-owned subsidiaries of UHS were transferred to us (Aiken and Canyon Creek). As discussed in Note 2, these assets are accounted for as financing arrangements and our consolidated balance sheets at September 30, 2024 and December 31, 2023 reflect financing receivables related to this transaction amounting to $82.9 million and $83.3 million, respectively. Pursuant to the leases, as amended during the first quarter of 2022, the aggregate annual rental during 2024 on the acquired properties, which is payable to us on a monthly basis, amounts to approximately $5.9 million ($4.1 million related to Aiken and $1.8 million related to Canyon Creek). The portion of these lease payments that will be included in our consolidated statements of income, and reflected as interest income on financing leases, is expected to be approximately $5.4 million during the full year of 2024. Lease revenue will not be impacted by the lease payments received related to these two properties.

The components of the “Lease revenue – UHS facilities” and “Lease revenue – Non-related parties” captions for the three and nine month periods ended September 30, 2024 and 2023 are disaggregated below (in thousands). Base rents are primarily stated rent amounts provided for under the leases that are recognized on a straight-line basis over the term of the lease. Bonus rents and tenant reimbursements represent amounts where tenants are contractually obligated to pay an amount that is variable in nature.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
UHS facilities:
Base rents	$6,785	$6,620	$20,645	$19,400
Bonus rents (a.)	765	725	2,306	2,219
Tenant reimbursements	698	929	2,415	2,678
Lease revenue - UHS facilities	$8,248	$8,274	$25,366	$24,297

Non-related parties:
Base rents	11,034	10,542	33,078	31,256
Tenant reimbursements	3,308	3,384	10,110	9,699
Lease revenue - Non-related parties	$14,342	$13,926	$43,188	$40,955

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

Evansville, Indiana - Specialty Facility: The lease on this specialty facility expired during 2019, and the facility has been vacant since that time.

We continue to market the Chicago, Illinois, and Evansville, Indiana properties to third parties. Future operating expenses related to these properties will be incurred by us during the time they remain owned and unleased.

Former facility - Corpus Christi, Texas: In December, 2023, we sold this vacant specialty facility.

As Lessee:

We are the lessee with various third parties, including subsidiaries of UHS, in connection with ground leases for land at fifteen of our consolidated properties. Our right-of-use land assets represent our right to use the land for the lease term and our lease liabilities represent our obligation to make lease payments arising from the leases. Right-of-use assets and lease liabilities were recognized upon adoption of Topic 842 based on the present value of lease payments over the lease term. We utilized our estimated incremental borrowing rate, which was derived from information available as of January 1, 2019, or the commencement date of the ground lease, whichever is later, in determining the present value of lease payments for active leases on that date. A right-of-use asset and lease liability are not recognized for leases with an initial term of 12 months or less, as these short-term leases are accounted for similarly to previous guidance for operating leases. We do not currently have any ground leases with an initial term of 12 months or less. As of September 30, 2024, our condensed consolidated balance sheet includes right-of-use land assets of approximately $10.9 million and ground lease liabilities of approximately $10.9 million. During the first quarter of 2023, the ground lease for the newly constructed and substantially completed Sierra Medical Plaza I commenced and a right-of-use asset and lease liability was recorded in connection with this lease.

(8) Debt and Financial Instruments

Debt:

Management routinely monitors and analyzes the Trust’s capital structure in an effort to maintain the targeted balance among capital resources including the level of borrowings pursuant to our revolving credit facility, the level of borrowings pursuant to non-recourse mortgage debt secured by the real property of our properties and our level of equity including consideration of equity issuances. This ongoing analysis considers factors such as the current debt market and interest rate environment, the current/projected occupancy and financial performance of our properties, the current loan-to-value ratio of our properties, the Trust’s current stock price, the capital resources required for anticipated acquisitions and the expected capital to be generated by anticipated divestitures. This analysis, together with consideration of the Trust’s current borrowings outstanding under the credit agreement, non-recourse mortgage borrowings and equity, assists management in deciding which capital resource to utilize when events such as refinancing of specific debt components occur or additional funds are required to finance the Trust’s growth.

On September 30, 2024, we entered into a second amendment to our credit agreement, dated as of July, 2021, and amended in May, 2023, among the Trust as borrower, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent ("Credit Agreement"). Among other things, the second amendment provided for the following: (i) extended the maturity date to September 30, 2028 (from July, 2025 previously), and; (ii) increased the aggregate borrowing capacity under the credit facility to $425 million (from $375 million previously) comprised of a $125 million non-amortizing term loan ("Term Loan"), and a $300 million revolving loan commitment which includes a $40 million sublimit for letters of credit, and a $30 million sublimit for swingline/short-term loans. Under the terms of the Credit Agreement, we may request that the revolving line of credit and/or the Term Loan be increased by up to an additional aggregate amount of $50 million, and we have the option to extend the maturity date for up to two additional six-month periods. Borrowings under the new facility are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the new facility are secured by first priority security interests in and liens on all equity interests in most of the Trust’s wholly-owned subsidiaries.

On May 15, 2023, we entered into the first amendment to our Credit Agreement dated as of July 2, 2021. The amendment replaced LIBOR with term SOFR plus .10% (“Adjusted Term SOFR”) as an alternative benchmark rate under the Credit Agreement.

Borrowings under the Credit Agreement will bear interest at a rate equal to, at our option, the Adjusted Term SOFR for either one, three, or six months or the Base Rate, plus in either case, a specified margin depending on our total leverage ratio, as determined by the formula set forth in the Credit Agreement. The applicable margin after the second amendment ranges from 1.10% to 1.35% for SOFR revolving loans and 0.10% to 0.35% for Base Rate revolving loans. The applicable margin ranges from 1.20% to 1.65% for Adjusted Term SOFR loans and 0.20% to 0.65% for Base Rate term loans. The Credit Agreement, as amended by the second amendment, defines “Base Rate” as the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 1/2 of 1%, and (c) one month Adjusted Term SOFR plus 1%. The Trust will also pay a quarterly facility fee on the $300 million revolving loan commitment ranging from 0.15% to 0.35% (depending on the Trust’s total leverage ratio).

The margins over Adjusted Term SOFR, Base Rate and the facility fee are based upon our total leverage ratio. At September 30, 2024, the applicable margin over the Adjusted Term SOFR rate for revolving loans was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%. At September 30, 2024, the applicable margin over the Adjusted Term SOFR rate for term loans was 1.35% and the margin over the Base Rate was .35%.

At September 30, 2024, we had $347.7 million of outstanding borrowings pursuant to the terms of our $425 million Credit Agreement and $77.2 million of available borrowing capacity. There are no compensating balance requirements. At December 31, 2023, we had $326.6 million of outstanding borrowings pursuant to the terms of our Credit Agreement in effect at that time, $3.1 million of outstanding letters of credit and $45.3 million of available borrowing capacity.

In our consolidated statements of cash flows, we report cash flows pursuant to our Credit Agreement on a net basis. Aggregate borrowings under our Credit Agreement were $17.2 million and $23.2 million during the quarters ended September 30, 2024 and 2023, respectively, and aggregate repayments were $12.4 million and $13.1 million during the quarters ended September 30, 2024 and 2023, respectively. Aggregate borrowings under our Credit Agreement were $64.2 million and $57.7 million during the nine-months ended September 30, 2024 and 2023, respectively, and aggregate repayments were $43.0 million and $34.3 million during the nine-months ended September 30, 2024 and 2023, respectively.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts then outstanding under the Credit Agreement. We are in compliance with all of the covenants in the Credit Agreement at September 30, 2024, and were in compliance with all of the covenants of the Credit Agreement at December 31, 2023. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	September 30, 2024	December 31, 2023
Tangible net worth	> $125,000	$173,881	$191,824
Total leverage	< =60%	44.4%	44.5%
Secured leverage	< 30%	2.4%	4.1%
Unencumbered leverage	< 60%	45.8%	44.2%
Fixed charge coverage	>1.50x	3.2x	3.1x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of September 30, 2024 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
Tuscan Professional Building fixed rate mortgage loan (b.)	$541	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	7,718	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	11,571	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	19,830
Less net financing fees	(168)
Total mortgages notes payable, non-recourse to us, net	$19,662

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

At September 30, 2024 and December 31, 2023, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of September 30, 2024, had a combined carrying value of approximately $19.8 million and a combined fair value of approximately $18.4 million. The mortgages outstanding as of December 31, 2023, had a combined carrying value of approximately $33.1 million and a combined fair value of approximately $31.2 million. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosure in connection with debt instruments. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Financial Instruments:

Active Interest Rate Swap Agreements:

In October, 2024, we entered into an interest rate swap agreement on a total notional amount of $85 million with a fixed interest rate of 3.2725% that we designated as a cash flow hedge. The interest rate swap became effective on October 2, 2024 and is scheduled to mature on September 30, 2028. If one-month term SOFR is above 3.2725%, the counterparty pays us, and if one-month term SOFR is less than 3.2725%, we pay the counterparty, the difference between the fixed rate of 3.2725% and one-month term SOFR. This interest rate swap was entered into in replacement of two interest rate swap agreements, on an aggregate total notional amount of $85 million, that expired on September 16, 2024, as discussed below.

In December, 2023, we entered into an interest rate swap agreement on a total notional amount of $25 million with a fixed interest rate of 3.9495% that we designated as a cash flow hedge. The interest rate swap became effective on December 1, 2023 and is scheduled to mature on December 1, 2027. If one-month term SOFR is above 3.9495%, the counterparty pays us, and if one-month term SOFR is less than 3.9495%, we pay the counterparty, the difference between the fixed rate of 3.9495% and one-month term SOFR.

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

Expired Interest Rate Swap Agreements in 2024:

On September 16, 2024, the following interest rate swap agreements, on an aggregate total notional amount of $85 million, expired on their maturity dates: (i) an interest rate swap on a total notional amount of $35 million, with a fixed interest rate of 1.4975%, that was effective since January, 2020, and; (ii) an interest rate swap on a total notional amount of $50 million, with a fixed interest rate of 1.144%, that was effective since September, 2019.

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At September 30, 2024, the fair value of our interest rate swaps was a net asset of $3.3 million which is included in deferred charges and other assets on the accompanying condensed consolidated balance sheet. During the third quarter of 2024, we received approximately $1.5 million from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the first nine months of 2024, we received approximately $4.8 million from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the third quarter of 2023, we received approximately $1.6 million from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the first nine months of 2023, we received approximately $4.3 million from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity. Amounts are reclassified from AOCI to the income statement in the period or periods the hedged transaction affects earnings. We do not expect any gains or losses on our interest rate swaps to be reclassified to earnings in the next twelve months.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human-service related facilities currently including acute care hospitals, behavioral health care hospitals, specialty facilities, free-standing emergency departments, childcare centers and medical/office buildings. As of November 1, 2024, we have seventy-six real estate investments or commitments located in twenty-one states consisting of:

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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events and is subject to risks and uncertainties that are difficult to predict and many of which are outside of our control. Many factors could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•
The increase in interest rates has significantly increased our interest expense thereby reducing our net income, cash provided by operating activities and funds from operations, as well as unfavorably impacting our ability to access the capital markets on favorable terms. The increased interest rates on our borrowings and/or the increased costs related to new construction could also affect our ability to make additional attractive investments. The effects of increased interest rates on our borrowings, including the unfavorable impact on the terms of recent and future interest rate swap and/or cap agreements, could unfavorably impact our future rental revenue and expenses, including interest expense, and may potentially have a material unfavorable impact on our future net income, cash provided by operating activities, funds from operations, lease renewal terms, the underlying value of our properties, our ability to grow our portfolio, and the value of our common shares.
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

•
A substantial portion of our revenues are dependent upon one operator, UHS, which comprised approximately 40% and 41% of our consolidated revenues for the three-month periods ended September 30, 2024 and 2023, respectively, and approximately 41% for each of the nine-month periods ended September 30, 2024 and 2023. We cannot assure you that subsidiaries of UHS will renew the leases on the hospital facilities and free-standing emergency departments, upon the scheduled expirations of the existing lease terms. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital facilities and FEDs, and do not enter into a substitution arrangement upon expiration of the lease terms or otherwise, our future revenues and results of operations could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to these leases. Please see Note 2 to the condensed consolidated financial statements - Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions, for additional information related to a lease renewal between us and Wellington Regional Medical Center, a wholly-owned subsidiary of UHS.
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
•
President Biden signed into law fiscal year 2025 appropriations to federal agencies for continuing projects and activities through December 20, 2024. We cannot predict whether or not there will be future legislation averting a federal government shutdown, however, the operating results and results of operations of certain of our tenants, and therefore potentially ours, could be materially unfavorably impacted by a federal government shutdown.
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
•
The outcome and effects of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, UHS or the other operators of our facilities. UHS and its subsidiaries are subject to legal actions, purported shareholder class actions and shareholder derivative cases, governmental investigations and regulatory actions and the effects of adverse publicity relating to such matters. Since UHS comprised approximately 40% and 41% of our consolidated revenues during the three and nine-months ended September 30, 2024, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-Q and 10-K, as publicly filed with the Securities and Exchange Commission. Those filings are the sole responsibility of UHS and are not incorporated by reference herein.
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
•
An increasing number of legislative initiatives have been passed into law that may result in major changes in the health care delivery system on a national or state level. Legislation has already been enacted that has eliminated the penalty for failing to maintain health coverage that was part of the original Patient Protection and Affordable Care Act (the “ACA”). President Biden has undertaken executive actions that will strengthen the ACA. To date, the Biden administration has issued executive orders implementing a special enrollment period permitting individuals to enroll in health plans outside of the annual open enrollment period and reexamining policies that may undermine the ACA or the Medicaid program. The American Rescue Plan Act of 2021's expansion of subsidies to purchase coverage through an exchange, which the Inflation Reduction Act of 2022, passed on August 16, 2022, continues through 2025, is anticipated to increase exchange enrollment. It is also anticipated that these policies, to the extent that they remain as implemented, may create additional cost and reimbursement pressures on hospitals, including ours. In addition, while attempts to repeal the entirety of the ACA have not been successful to date, a key provision of the ACA was eliminated as part of the Tax Cuts and Jobs Act and on December 14, 2018, a federal U.S. District Court Judge in Texas ruled the entire ACA is unconstitutional. That ruling was ultimately appealed to the United States Supreme Court, which decided in California v. Texas that the plaintiffs in the matter lacked standing to bring their constitutionality claims. On September 7, 2022, the ACA faced its most recent challenge when a Texas Federal District Court judge, in the case of Braidwood Management v. Becerra, ruled that certain provisions violate the Appointments Clause of the U.S. Constitution and the Religious Freedom Restoration Act. The decision was appealed to the U.S. Court of Appeals for the Fifth Circuit, which on June 21, 2024 affirmed the District Court’s ruling regarding preventive services recommended by United States Preventive Services Task Force being unconstitutional. However, the Fifth Circuit overturned the nationwide injunction imposed by the District Court, preserving access to the majority of preventive services in dispute for now. The matter is expected to be the subject of additional litigation, having been remanded in part to the District Court. Any future efforts to challenge, replace or replace the ACA or expand or substantially amend its provision is unknown.

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
•
We hold non-controlling equity interests in four LLCs/LPs, pursuant to the operating and/or partnership agreements of which, the third-party member and the Trust, at any time, potentially subject to certain conditions, have the right to make an offer (“Offering Member”) to the other member(s) (“Non-Offering Member”) in which it either agrees to: (i) sell the entire ownership interest of the Offering Member to the Non-Offering Member at a price as determined by the Offering Member (“Transfer Price”), or; (ii) purchase the entire ownership interest of the Non-Offering Member at the equivalent proportionate Transfer Price. The Non-Offering Member has 60 to 90 days to either: (i) purchase the entire ownership interest of the Offering Member at the Transfer Price, or; (ii) sell its entire ownership interest to the Offering Member at the equivalent proportionate Transfer Price. The closing of the transfer must occur within 60 to 90 days of the acceptance by the Non-Offering Member.
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

Results of Operations

During the three-month period ended September 30, 2024, net income was $4.0 million, as compared to $3.9 million during the third quarter of 2023. The $125,000 increase was attributable to:

•
an increase of $451,000 resulting from an aggregate net increase in the income generated at various properties, and;
•
a decrease of $326,000 resulting from an increase in interest expense due primarily to an increase in our average outstanding borrowings as well as a slight increase in our average borrowing rate.

During the nine-month period ended September 30, 2024, net income was $14.6 million, as compared to $11.8 million during the corresponding nine-month period of 2023. The $2.8 million increase was attributable to:

•
an increase of $2.5 million resulting from an aggregate net increase in the income generated at various properties;
•
an increase of $1.9 million resulting from a reduction in the expenses related to our property located in Chicago, Illinois, including $1.1 million from demolition expenses incurred during the first nine months of 2023, and $563,000 related to a property tax reduction recorded during the first nine months of 2024 which related primarily to prior periods, and;
•
a decrease of $1.6 million resulting from an increase in interest expense due primarily to increases in our average borrowing rate as well as our average outstanding borrowings.

Revenues increased $271,000, or 1.1%, to $24.5 million during the three-month period ended September 30, 2024, as compared to $24.2 million during the three-month period ended September 30, 2023. The increase during the third quarter of 2024, as compared to the third quarter of 2023, was primarily due to an aggregate net increase generated at various properties, including the revenues generated at an MOB located in McAllen, Texas, that was acquired during the third quarter of 2023.

Revenues increased $3.1 million, or 4.4%, to $74.4 million during the nine-month period ended September 30, 2024, as compared to $71.3 million during the nine-month period ended September 30, 2023. The increase during the first nine months of 2024, as compared to the first nine months of 2023, was primarily due to an aggregate net increase generated at various properties, including the increased revenues generated at a newly constructed MOB located in Reno, Nevada, that opened during the first quarter of 2023, and the revenues generated at an MOB located in McAllen, Texas, that was acquired during the third quarter of 2023.

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

Other operating expenses amounted to $6.8 million during the third quarter of 2024 and $7.1 million during the third quarter of 2023. Included in our other operating expenses (excluding ground lease expenses) are expenses related to the consolidated medical office buildings which included two vacant properties during the third quarter of 2024 and three vacant properties during the third quarter of 2023 (the divestiture of one of these vacant properties was completed during the fourth quarter of 2023 and the demolition of one of these vacant properties was substantially completed during the second quarter of 2023). Other operating expenses amounted to $19.5 million and $20.0 million during the nine-month periods ended September 30, 2024 and 2023, respectively, (excluding $1.1 million of demolition expenses incurred during the first nine month of 2023). Our operating expenses during the nine-month period ended September 30, 2024 include a property tax reduction of approximately $563,000, which related primarily to prior periods, recorded in connection with our property located in Chicago, Illinois.

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

Below is a reconciliation of our reported net income to FFO for the three and nine-month periods ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$3,997	$3,872	$14,573	$11,807
Depreciation and amortization expense on consolidated investments	7,009	7,012	20,624	20,479
Depreciation and amortization expense on unconsolidated affiliates	311	309	918	900
Funds From Operations	$11,317	$11,193	$36,115	$33,186
Weighted average number of shares outstanding - Diluted	13,849	13,822	13,835	13,811
Funds From Operations per diluted share	$0.82	$0.81	$2.61	$2.40

Our FFO increased $124,000 to $11.3 million during the third quarter of 2024, as compared to $11.2 million during the third quarter of 2023. The net increase was primarily due to the $125,000 increase in net income, as discussed above.

Our FFO increased $2.9 million to $36.1 million during the first nine months of 2024, as compared to $33.2 million during the first nine months of 2023. The net increase was primarily due to: (i) an increase in net income of $2.8 million, as discussed above, and; (ii) an increase in depreciation and amortization expense incurred by our consolidated and unconsolidated affiliates.

Other Operating Results

Interest Expense:

As reflected in the schedule below, interest expense was $4.8 million and $4.5 million during the three-month periods ended September 30, 2024 and 2023, respectively, and $13.9 million and $12.3 million during the nine-month periods ended September 30, 2024 and 2023, respectively (amounts in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Revolving credit agreement	$5,918	$5,408	$17,391	$14,892
Mortgage interest	213	429	774	1,301
Interest rate swaps income, net (a.)	(1,520)	(1,547)	(4,805)	(4,190)
Amortization of financing fees	188	188	571	536
Amortization of fair value of debt	-	(12)	-	(36)
Capitalized interest on major projects	-	-	-	(149)
Other interest	(6)	1	(11)	(14)
Interest expense, net	$4,793	$4,467	$13,920	$12,340

(a.)
Please see below in Quantitative and Qualitative Disclosures About Market Risk-Financial Instruments for disclosure regarding our various interest rate swap agreements. During the three and nine-month periods ended September 30, 2024 and 2023, net interest was paid to us from the counterparties pursuant to the interest rate swaps that were active during each period.

Interest expense increased by $326,000 during the three-month period ended September 30, 2024, as compared to the comparable period of 2023, due primarily to: (i) a $510,000 increase in the interest expense on our Credit Agreement primarily resulting from slight increases in our average cost of borrowings (6.93% average effective rate during the third quarter of 2024, as compared to 6.89% average effective rate during the comparable quarter of 2023) as well as increases in our average outstanding borrowings ($339.6 million during the three months ended September 30, 2024 as compared to $311.4 million in the comparable quarter of 2023); (ii) a $5,000 net increase in other combined interest expenses; (iii) a $27,000 increase due to a net decrease in interest rate swap income, partially offset by; (iv) a $216,000 decrease in mortgage interest expense (due primarily to repayment, utilizing borrowings under our Credit Agreement, of a $12.2 million fixed rate mortgage loan that matured during the second quarter of 2024).

Interest expense increased by $1.6 million during the nine-month period ended September 30, 2024, as compared to the comparable period of 2023, due primarily to: (i) a $2.5 million increase in the interest expense on our Credit Agreement primarily resulting from increases in our average cost of borrowings (6.94% average effective rate during the first nine months of 2024, as compared to 6.52% average effective rate during the comparable nine months of 2023) and in our average outstanding borrowings ($334.9 million during the nine months ended September 30, 2024 as compared to $305.4 million in the comparable nine-month period of 2023); (ii) a $149,000 increase due to a decrease in capitalized interest on a major project that was substantially completed during the first quarter of 2023; (iii) a $74,000 net increase in other combined interest expenses, partially offset by; (iv) a $615,000 favorable change in interest rate swap income, and; (v) a $527,000 decrease in mortgage interest expense (due primarily to repayment, utilizing borrowings under our Credit Agreement, of a $12.2 million fixed rate mortgage loan that matured during the second quarter of 2024).

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $33.8 million during the nine-month period ended September 30, 2024 as compared to $32.5 million during the comparable period of 2023. The $1.3 million net increase was attributable to:

•
a favorable change of $3.0 million due to an increase in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization related to above/below market leases, amortization of debt premium, amortization of deferred financing costs and stock-based compensation expense), as discussed above;
•
an unfavorable change of $618,000 in accrued expenses and other liabilities;
•
an unfavorable change of $488,000 in lease receivable;
•
a favorable change of $289,000 in accrued interest;
•
a favorable change of $270,000 in leasing costs paid;
•
an unfavorable change of $222,000 in tenant reserves, deposits and deferred and prepaid rents, and;
•
other combined net unfavorable changes of $1.0 million.

Net cash used in investing activities

Net cash used in investing activities was $11.2 million during the first nine months of 2024 as compared to $19.8 million during the first nine months of 2023.

During the nine-month period ended September 30, 2024 we funded: (i) $5.9 million in equity investments in unconsolidated LLCs, and; (ii) $6.0 million in additions to real estate investments, including tenant improvements at various MOBs. In addition, during the nine months ended September 30, 2024, we received $765,000 of cash in excess of income from LLCs.

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

Net cash used in financing activities

Net cash used in financing activities was $24.4 million during the nine months ended September 30, 2024, as compared to $11.9 million during the nine months ended September 30, 2023.

During the nine-month period ended September 30, 2024, we paid: (i) $13.2 million on mortgage notes payable that are non-recourse to us, including a $12.2 million repayment of a fixed rate mortgage loan that matured during the second quarter of 2024; (ii) $2.1 million of financing costs, primarily related to the second amendment to the Credit Agreement, as discussed herein, and; (iii) $30.2 million of dividends, including $85,000 of previously accrued dividends. Additionally, during the nine months ended September 30, 2024, we received: (i) $21.2 million of net borrowings pursuant to our Credit Agreement, and; (ii) $17,000 of net cash from the issuance of shares of beneficial interest.

During the nine-month period ended September 30, 2023, we paid: (i) $5.4 million on mortgage notes payable that are non-recourse to us, including a $4.2 million repayment of a fixed rate mortgage loan that matured during the first quarter of 2023; (ii) $222,000 of financing costs related to the first amendment to our Credit Agreement, and; (iii) $29.8 million of dividends, including $58,000 of previously accrued dividends. Additionally, during the nine months ended September 30, 2023, we received: (i) $23.4 million of net borrowings pursuant to our Credit Agreement, and; (ii) $118,000 of net cash from the issuance of shares of beneficial interest.

During the second quarter of 2024, we filed a shelf registration statement on Form S-3 (File No. 333-278730) (the “Form S-3”), registering the offer and sale, from time-to-time, of an indeterminate amount of the common shares of our beneficial interest, preferred shares and debt securities up to an aggregate initial offering price of $100 million to or through one or more underwriters, dealers or agents, or directly to purchasers. The Form S-3 became effective on April 30, 2024.

No shares were issued under the Form S-3 since the effective date of April 30, 2024 through September 30, 2024. As of September 30, 2024, we have paid or incurred approximately $297,000 in various fees and expenses related to the Form S-3. The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors. We make no assurance regarding when, or if, we will issue any securities under this registration statement.

Additional cash flow and dividends paid information for the nine-month periods ended September 30, 2024 and 2023:

As indicated on our condensed consolidated statement of cash flows, we generated net cash provided by operating activities of $33.8 million and $32.5 million during the nine-month periods ended September 30, 2024 and 2023, respectively. As also indicated on our statement of cash flows, non-cash expenses including depreciation and amortization expense, amortization related to above/below market leases, amortization of debt premium, as applicable, amortization of deferred financing costs and stock-based compensation expense, as well as changes in certain assets and liabilities, are the primary differences between our net income and net cash provided by operating activities during each period.

We declared and paid dividends of $30.2 million and $29.8 million during the nine-month periods ended September 30, 2024 and 2023, respectively. During the first nine months of 2024, the $33.8 million of net cash provided by operating activities was approximately $3.5 million greater than the $30.2 million of dividends paid during the first nine months of 2024. During the first nine months of 2023, the $32.5 million of net cash provided by operating activities was approximately $2.7 million greater than the $29.8 million of dividends paid during the first nine months of 2023.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the nine months ended September 30, 2024 and 2023. From time to time, various other sources and uses of cash may include items such as investments and advances made to/from LLCs, additions to real estate investments, acquisitions/divestiture of properties, net borrowings/repayments of debt, and proceeds generated from the issuance of equity. Therefore, in any given period, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties. Rather, our dividends as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our $425 million Credit Agreement (which had $77.2 million of available borrowing capacity, net of outstanding borrowings as of September 30, 2024); (ii) borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our consolidated and unconsolidated LLCs/LPs; (iii) the issuance of other long-term debt, and/or; (iv) the issuance of equity. In April, 2024 we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission pursuant to which we many offer up to $100 million of securities pursuant to supplemental prospectuses which we may file from time to time.

We believe that our operating cash flows, cash and cash equivalents, available borrowing capacity under our Credit Agreement and access to the capital markets provide us with sufficient capital resources to fund our operating, investing and financing requirements for the next twelve months, including providing sufficient capital to allow us to make distributions necessary to enable us to continue to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986. In the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

Credit facilities and mortgage debt

Management routinely monitors and analyzes the Trust’s capital structure in an effort to maintain the targeted balance among capital resources including the level of borrowings pursuant to our revolving credit facility, the level of borrowings pursuant to non-recourse mortgage debt secured by the real property of our properties and our level of equity including consideration of equity issuances. This ongoing analysis considers factors such as the current debt market and interest rate environment, the current/projected occupancy and financial performance of our properties, the current loan-to-value ratio of our properties, the Trust’s current stock price, the capital resources required for anticipated acquisitions and the expected capital to be generated by anticipated divestitures. This analysis, together with consideration of the Trust’s current borrowings outstanding under the credit agreement, non-recourse mortgage borrowings and equity, assists management in deciding which capital resource to utilize when events such as refinancing of specific debt components occur or additional funds are required to finance the Trust’s growth.

On September 30, 2024, we entered into a second amendment to our credit agreement, dated as of July, 2021, and amended in May, 2023, among the Trust as borrower, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent ("Credit Agreement"). Among other things, the second amendment provided for the following: (i) extended the maturity date to September 30, 2028 (from July, 2025 previously), and; (ii) increased the aggregate borrowing capacity under the credit facility to $425 million (from $375 million previously) comprised of a $125 million non-amortizing term loan ("Term Loan"), and a $300 million revolving loan commitment which includes a $40 million sublimit for letters of credit, and a $30 million sublimit for swingline/short-term loans. Under the terms of the Credit Agreement, we may request that the revolving line of credit and/or the Term Loan be increased by up to an additional aggregate amount of $50 million, and we have the option to extend the maturity date for up to two additional six-month periods. Borrowings under the new facility are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the new facility are secured by first priority security interests in and liens on all equity interests in most of the Trust’s wholly-owned subsidiaries.

On May 15, 2023, we entered into the first amendment to our Credit Agreement dated as of July 2, 2021. The amendment replaced LIBOR with term SOFR plus .10% (“Adjusted Term SOFR”) as an alternative benchmark rate under the Credit Agreement.

Borrowings under the Credit Agreement will bear interest at a rate equal to, at our option, the Adjusted Term SOFR for either one, three, or six months or the Base Rate, plus in either case, a specified margin depending on our total leverage ratio, as determined by the formula set forth in the Credit Agreement. The applicable margin after the second amendment ranges from 1.10% to 1.35% for SOFR revolving loans and 0.10% to 0.35% for Base Rate revolving loans. The applicable margin ranges from 1.20% to 1.65% for Adjusted Term SOFR loans and 0.20% to 0.65% for Base Rate term loans. The Credit Agreement, as amended by the second amendment, defines “Base Rate” as the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 1/2 of 1%, and (c) one month Adjusted Term SOFR plus 1%. The Trust will also pay a quarterly facility fee on the $300 million revolving loan commitment ranging from 0.15% to 0.35% (depending on the Trust’s total leverage ratio).

The margins over Adjusted Term SOFR, Base Rate and the facility fee are based upon our total leverage ratio. At September 30, 2024, the applicable margin over the Adjusted Term SOFR rate for revolving loans was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%. At September 30, 2024, the applicable margin over the Adjusted Term SOFR rate for term loans was 1.35% and the margin over the Base Rate was .35%.

At September 30, 2024, we had $347.7 million of outstanding borrowings pursuant to the terms of our $425 million Credit Agreement and $77.2 million of available borrowing capacity. There are no compensating balance requirements. At December 31, 2023, we had $326.6 million of outstanding borrowings pursuant to the terms of our Credit Agreement in effect at that time, $3.1 million of outstanding letters of credit and $45.3 million of available borrowing capacity.

In our consolidated statements of cash flows, we report cash flows pursuant to our Credit Agreement on a net basis. Aggregate borrowings under our Credit Agreement were $17.2 million and $23.2 million during the quarters ended September 30, 2024 and 2023, respectively, and aggregate repayments were $12.4 million and $13.1 million during the quarters ended September 30, 2024 and 2023, respectively. Aggregate borrowings under our Credit Agreement were $64.2 million and $57.7 million during the nine-months ended September 30, 2024 and 2023, respectively, and aggregate repayments were $43.0 million and $34.3 million during the nine-months ended September 30, 2024 and 2023, respectively.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts then outstanding under the Credit Agreement. We are in compliance with all of the covenants in the Credit Agreement at September 30, 2024, and were in compliance with all of the covenants of the Credit Agreement at December 31, 2023. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	September 30, 2024	December 31, 2023
Tangible net worth	> $125,000	$173,881	$191,824
Total leverage	< =60%	44.4%	44.5%
Secured leverage	< 30%	2.4%	4.1%
Unencumbered leverage	< 60%	45.8%	44.2%
Fixed charge coverage	>1.50x	3.2x	3.1x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of September 30, 2024 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
Tuscan Professional Building fixed rate mortgage loan (b.)	$541	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	7,718	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	11,571	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	19,830
Less net financing fees	(168)
Total mortgages notes payable, non-recourse to us, net	$19,662

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

At September 30, 2024 and December 31, 2023, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of September 30, 2024, had a combined carrying value of approximately $19.8 million and a combined fair value of approximately $18.4 million. The mortgages outstanding as of December 31, 2023, had a combined carrying value of approximately $33.1 million and a combined fair value of approximately $31.2 million. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosure in connection with debt instruments. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Off Balance Sheet Arrangements

As of September 30, 2024, we had off balance sheet arrangements consisting of certain equity and debt financing commitments. As a result of the first quarter, 2024 partial repayment of the Grayson Properties II construction loan, the associated $3.1 million letter of credit was cancelled. (See Note 5 to the condensed consolidated financial statements-Summarized Financial Information of Equity Affiliates). As of December 31, 2023, we had off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at December 31, 2023 totaled $3.1 million related to Grayson Properties II.

Acquisition and Divestiture Activity

Please see Note 4 to the condensed consolidated financial statements-Acquisitions and Divestitures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments

Active Interest Rate Swap Agreements:

In October, 2024, we entered into an interest rate swap agreement on a total notional amount of $85 million with a fixed interest rate of 3.2725% that we designated as a cash flow hedge. The interest rate swap became effective on October 2, 2024 and is scheduled to mature on September 30, 2028. If one-month term SOFR is above 3.2725%, the counterparty pays us, and if one-month term SOFR is less than 3.2725%, we pay the counterparty, the difference between the fixed rate of 3.2725% and one-month term SOFR. This interest rate swap was entered into in replacement of two interest rate swap agreements, on an aggregate total notional amount of $85 million, that expired on September 16, 2024, as discussed below.

In December, 2023, we entered into an interest rate swap agreement on a total notional amount of $25 million with a fixed interest rate of 3.9495% that we designated as a cash flow hedge. The interest rate swap became effective on December 1, 2023 and is scheduled to mature on December 1, 2027. If one-month term SOFR is above 3.9495%, the counterparty pays us, and if one-month term SOFR is less than 3.9495%, we pay the counterparty, the difference between the fixed rate of 3.9495% and one-month term SOFR.

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

Expired Interest Rate Swap Agreements in 2024:

On September 16, 2024, the following interest rate swap agreements, on an aggregate total notional amount of $85 million, expired on their maturity dates: (i) an interest rate swap on a total notional amount of $35 million, with a fixed interest rate of 1.4975%, that was effective since January, 2020, and; (ii) an interest rate swap on a total notional amount of $50 million, with a fixed interest rate of 1.144%, that was effective since September, 2019.

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At September 30, 2024, the fair value of our interest rate swaps was a net asset of $3.3 million which is included in deferred charges and other assets on the accompanying condensed consolidated balance sheet. During the third quarter of 2024, we received approximately $1.5 million from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the first nine months of 2024, we received approximately $4.8 million from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the third quarter of 2023, we received approximately $1.6 million from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the first nine months of 2023, we received approximately $4.3 million from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity. Amounts are reclassified from AOCI to the income statement in the period or periods the hedged transaction affects earnings. We do not expect any gains or losses on our interest rate swaps to be reclassified to earnings in the next twelve months.

The sensitivity analysis related to our fixed and variable rate debt assumes current market rates with all other variables held constant. As of September 30, 2024, the fair value and carrying value of our debt is approximately $366.0 million and $367.0 million, respectively. As of that date, the carrying value exceeds the fair value by approximately $1.0 million.

The table below presents information regarding our financial instruments that are sensitive to changes in interest rates. For debt obligations, the amounts of which are as of September 30, 2024, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Long-term debt:
Fixed rate:
Debt(a)	$318	$939	$600	$626	$653	$16,694	$19,830
Average interest rates	4.30%	4.30%	4.20%	4.20%	4.30%	4.40%	4.30%
Variable rate:
Debt(b)	$—	$—	$—	$—	$347,750	$—	$347,750
Average interest rates	—	—	—	—	6.70%	—	6.70%
Interest rate swaps:
Notional amount(c)	$—	$—	$—	$80,000	$—	$—	$80,000
Interest rates	—	—	—	1.580%	—	—	1.580%

(a)
Consists of non-recourse mortgage notes payable.
(b)
Consists of $347.8 million of outstanding borrowings under the terms of our $425 million Credit Agreement which has a scheduled maturity date of September 30, 2028.
(c)
Consists of: (i) an interest rate swap on a total notional amount of $55 million with a fixed interest rate of 0.565% that became effective on March 25, 2020 and is scheduled to mature on March 25, 2027, and; (ii) an interest rate swap on a total notional amount of $25 with a fixed interest rate of 3.9495% that became effective on December 1, 2023 and is scheduled to mature on December 1, 2027. On October 2, 2024, we entered into a new interest rate swap agreement (which is not reflected on the table above) on a total notional amount of $85 million with a fixed interest rate of 3.2725% that is scheduled to mature on September 30, 2028. This new interest rate swap agreement was entered into in replacement of two interest rate swap agreements, on an aggregate total notional amount of $85 million which expired on September 16, 2024, consisting of a $35 million notional amount with a fixed interest rate of 1.41%, and a $50 million notional amount with a fixed interest rate of 1.065%.

As calculated based upon our variable rate debt outstanding as of September 30, 2024 that is subject to interest rate fluctuations, and giving effect to the two interest rate swaps as reflected on the table above, each 1% change in interest rates would impact our net income by approximately $2.7 million. This impact does not give effect to the above-mentioned interest rate swap agreement entered into on October 2, 2024, on a total notional amount of $85 million with a fixed interest rate of 3.2725%.

Item 4. Controls and Procedures

As of September 30, 2024, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”).

Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2023 includes a listing of risk factors to be considered by investors in our securities. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 5. Other Information

None of the Trust’s Board of Trustees or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Trust’s quarter ended September 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a.)
Exhibits:

10.1

Second Amended and Restated Credit Agreement, dated as of September 30, 2024, among Universal Health Realty Income Trust, the Lenders Party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Fifth Third Bank, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association, Truist Bank and U.S. Bank National Association, as Co-Documentation Agents, and Wells Fargo Securities, LLC and BOFA Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners, previously filed as Exhibit 10.1 to our 8-K filed on October 2, 2024, is hereby incorporated by reference.

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

Date: November 8, 2024	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

/s/ Alan B. Miller
Alan B. Miller,
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Charles F. Boyle
Charles F. Boyle, Senior Vice President and Chief Financial Officer (Principal Financial Officer)