Form 10-K
period 2024-12-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2025-02-26
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

Aggregate market value of voting shares and non-voting shares held by non-affiliates as of June 30, 2024: $503.1 million (For the purpose of this calculation only, all members of the Board of Trustees are deemed to be affiliates). Number of shares of beneficial interest outstanding of registrant as of January 31, 2025: 13,850,613.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for our 2025 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2024 (incorporated by reference under Part III).

UNIVERSAL HEALTH REALTY INCOME TRUST

2024 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2024. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

As disclosed in this Annual Report, including in Part I, Item 1.-Relationship with Universal Health Services, Inc. (“UHS”), a wholly-owned subsidiary of UHS (UHS of Delaware, Inc.) serves as our Advisor pursuant to the terms of an annually renewable Advisory Agreement dated December 24, 1986, and as amended and restated as of January 1, 2019. The advisory agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by our Trustees who are unaffiliated with UHS, that the Advisor’s performance has been satisfactory. The Advisory Agreement was renewed for 2025 with the same terms as the Advisory Agreement in place during 2024, 2023 and 2022. Our officers are all employees of UHS through its wholly-owned subsidiary, UHS of Delaware, Inc. In addition, five of our hospital facilities are leased to wholly-owned subsidiaries of UHS, one of our hospital facilities is leased to a joint venture between a wholly-owned subsidiary of UHS and a third party, and subsidiaries of UHS are tenants of twenty medical office buildings (“MOBs”), free-standing emergency departments, that are either wholly or jointly-owned by us. Any reference to “UHS” or “UHS facilities” in this report is referring to Universal Health Services, Inc.’s subsidiaries, including UHS of Delaware, Inc.

In this Annual Report, the term “revenues” does not include the revenues of the unconsolidated limited liability companies in which we have various non-controlling equity interests ranging from 33% to 95%. As of December 31, 2024, we had investments in four jointly-owned LLCs/LPs. We currently account for our share of the income/loss from these investments by the equity method (see Note 8 to the Consolidated Financial Statements included herein).

PART I

ITEM 1. Business

General

We are a real estate investment trust (“REIT”) which commenced operations in 1986. We invest in healthcare and human-service related facilities currently including acute care hospitals, behavioral health care hospitals, a specialty facility, free-standing emergency departments, childcare centers and medical/office buildings. As of February 26, 2025, we have seventy-six real estate investments or commitments located in twenty-one states in the United States consisting of: (i) six hospital facilities including three acute care and three behavioral health care; (ii) sixty medical/office buildings; (iii) four free-standing emergency departments (“FEDs”); (iv) four preschool and childcare centers; (v) one specialty facility located in Evansville, Indiana, that is currently vacant, and; (vi) one property comprised of vacant land located in Chicago, Illinois.

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

In accordance with Section 303A.12(a) of The New York Stock Exchange Listed Company Manual, we submitted our CEO’s Certification to the New York Stock Exchange in 2024. Additionally, contained in Exhibits 31.1 and 31.2 of this Annual Report are our CEO’s and CFO’s certifications regarding the quality of our public disclosure under Section 302 of the Sarbanes-Oxley Act of 2002.

Overview of Facilities

As of February 26, 2025, we have investments in seventy-six facilities located in twenty-one states and consisting of the following:

Facility Name	Location	Type of Facility	Ownership	Guarantor
McAllen Medical Center (A)	McAllen, TX	Acute Care	100%	Universal Health Services, Inc.
Wellington Regional Medical Center (A)	W. Palm Beach, FL	Acute Care	100%	Universal Health Services, Inc.
Aiken Regional Medical Center (A)	Aiken, SC	Acute Care	100%	Universal Health Services, Inc.
Aurora Pavilion Behavioral Health Services (A)	Aiken, SC	Behavioral Health	100%	Universal Health Services, Inc.
Canyon Creek Behavioral Health (A)	Temple, TX	Behavioral Health	100%	Universal Health Services, Inc.
Clive Behavioral Health (J)	Clive, IA	Behavioral Health	100%	Universal Health Services, Inc. and Catholic Health Initiatives-Iowa, Corp.
4058 W. Melrose Land (K)	Chicago, IL	Vacant Land	100%	--
Evansville Facility (G)	Evansville, IN	Specialty	100%	--
Family Doctor’s Medical Office Bldg. (B)	Shreveport, LA	MOB	100%	Christus Health Northern Louisiana
Professional Buildings at Kings Crossing
Building A (B)	Kingwood, TX	MOB	100%	--
Building B (B)	Kingwood, TX	MOB	100%	--
Chesterbrook Academy (B)	Audubon, PA	Preschool & Childcare	100%	SEG, Incorporated
Chesterbrook Academy (B)	New Britain, PA	Preschool & Childcare	100%	SEG, Incorporated
Chesterbrook Academy (B)	Newtown, PA	Preschool & Childcare	100%	SEG, Incorporated
Chesterbrook Academy (B)	Uwchlan, PA	Preschool & Childcare	100%	SEG, Incorporated
Southern Crescent Center I (B)	Riverdale, GA	MOB	100%	--
Southern Crescent Center, II (D)	Riverdale, GA	MOB	100%	--
St. Matthews Medical Plaza II (C)	Louisville, KY	MOB	33%	--
Desert Valley Medical Center (E)	Phoenix, AZ	MOB	100%	--
Cypresswood Professional Center (B)
8101	Spring, TX	MOB	100%	--
8111	Spring, TX	MOB	100%	--
Desert Springs Medical Plaza (D)	Las Vegas, NV	MOB	100%	--
701 South Tonopah Bldg. (A)	Las Vegas, NV	MOB	100%	--
Santa Fe Professional Plaza (E)	Scottsdale, AZ	MOB	100%	--
Summerlin Hospital MOB I (D)	Las Vegas, NV	MOB	100%	--
Summerlin Hospital MOB II (D)	Las Vegas, NV	MOB	100%	--
Danbury Medical Plaza (B)	Danbury, CT	MOB	100%	--
Mid Coast Hospital MOB (C)	Brunswick, ME	MOB	74%	--
Rosenberg Children’s Medical Plaza (E)	Phoenix, AZ	MOB	100%	--
Gold Shadow (D)

Facility Name	Location	Type of Facility	Ownership	Guarantor
700 Shadow Lane MOB	Las Vegas, NV	MOB	100%	--
2010 & 2020 Goldring MOBs	Las Vegas, NV	MOB	100%	--
Apache Junction Medical Plaza (E)	Apache Junction, AZ	MOB	100%	--
Spring Valley Medical Office Building (D)	Las Vegas, NV	MOB	100%	--
Spring Valley Hospital Medical Office Building II (D)	Las Vegas, NV	MOB	100%	--
Sierra San Antonio Medical Plaza (E)	Fontana, CA	MOB	100%	--
Phoenix Children’s East Valley Care Center (E)	Phoenix, AZ	MOB	100%	--
Centennial Hills Medical Office Building (D)	Las Vegas, NV	MOB	100%	--
Palmdale Medical Plaza (D)	Palmdale, CA	MOB	100%	--
Summerlin Hospital Medical Office Building III (D)	Las Vegas, NV	MOB	100%	--
Vista Medical Terrace (D)	Sparks, NV	MOB	100%	--
The Sparks Medical Building (D)	Sparks, NV	MOB	100%	--
Texoma Medical Plaza (D) (O)	Denison, TX	MOB	100%	--
BRB Medical Office Building (E)	Kingwood, TX	MOB	100%	--
3811 E. Bell (E)	Phoenix, AZ	MOB	100%	--
Lake Pointe Medical Arts Building (E)	Rowlett, TX	MOB	100%	--
Forney Medical Plaza (E)	Forney, TX	MOB	100%	--
Tuscan Professional Building (E)	Irving, TX	MOB	100%	--
Emory at Dunwoody Building (E)	Atlanta, GA	MOB	100%	--
PeaceHealth Medical Clinic (E)	Bellingham, WA	MOB	100%	--
Forney Medical Plaza II (C)	Forney, TX	MOB	95%	--
Northwest Texas Professional Office Tower (E)	Amarillo, TX	MOB	100%	--
5004 Poole Road MOB (A)	Denison, TX	MOB	100%	--
Ward Eagle Office Village (E)	Farmington Hills, MI	MOB	100%	--
The Northwest Medical Center at Sugar Creek (E)	Bentonville, AR	MOB	100%	--
Hanover Emergency Center (E)	Mechanicsville, VA	FED	100%	Henrico Doctors' Hospital
South Texas ER at Weslaco (A) (L)	Weslaco, TX	FED	100%	--
South Texas ER at Mission (A) (L)	Mission, TX	FED	100%	--
Haas Medical Office Park (E)	Ottumwa, IA	MOB	100%	Regional Hospital Partners
Piedmont - Roswell Physician Center (E)	Sandy Springs, GA	MOB	100%	--
Piedmont - Vinings Physician Center (E)	Vinings, GA	MOB	100%	--
Madison Professional Office Building (E)	Madison, AL	MOB	100%	--
Chandler Corporate Center III (E)	Chandler, AZ	MOB	100%	--
Frederick Crestwood MOB (E)	Frederick, MD	MOB	100%	--
2704 North Tenaya Way (E)	Las Vegas, NV	MOB	100%	--
Henderson Medical Plaza (D)	Henderson, NV	MOB	100%	--
Health Center at Hamburg (E)	Hamburg, PA	MOB	100%	--
Las Palmas Del Sol Emergency Center-West (E)	El Paso, TX	FED	100%	--
Beaumont Medical Sleep Center Building (E)	Southfield, MI	MOB	100%	--
Bellin Health Family Medicine Center (E)	Escanaba, MI	MOB	100%	--
Texoma Medical Plaza II (H)	Denison, TX	MOB	95%	--
Sand Point Medical Properties (E)	Escanaba, MI	MOB	100%	Fresenius Medical Care Holdings, Inc.
Fire Mesa (A)	Las Vegas, NV	Office Building	100%	Universal Health Services, Inc.
140 Thomas Johnson Drive (B)	Frederick, MD	MOB	100%	--
Beaumont Heart and Vascular Center (B)	Dearborn, MI	MOB	100%	--
Sierra Medical Plaza I (I)	Reno, NV	MOB	100%	--
McAllen Doctor's Center (A)(F)	McAllen, TX	MOB	100%	Universal Health Services, Inc.

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
(I)
The MOB is located on the campus of the Northern Nevada Sierra Medical Center, an acute care hospital that is owned and operated by a wholly-owned subsidiary of UHS. In connection with this MOB, we entered into a ground lease and master flex-lease agreements with a wholly-owned subsidiary of UHS. The master flex-lease agreement has a ten-year term scheduled to expire on March 31, 2033 and covers approximately 68% of the rentable square feet of the MOB, subject to reduction based upon the execution of third-party leases. The initial minimum rent pursuant to the master lease was $1.3 million annually, plus a pro-rata share of the common area maintenance expenses.
(J)
This property is leased to a joint venture between a wholly-owned subsidiary of UHS and Catholic Health Initiatives-Iowa, Corp.
(K)
Demolition of this facility was completed during 2023. We continue to market this vacant land. Please see Note 4 to the consolidated financial statements for further details surrounding this property.
(L)
During 2024, the tenant exercised their 5-year lease renewal option covering the period on February, 2025, to January, 2030.

Other Information

Included in our portfolio at December 31, 2024, are six hospital facilities leased to subsidiaries of UHS comprised of three acute care hospitals and three behavioral health care hospitals. The combined revenues generated from the leases on these hospitals comprised approximately 24%, 25% and 26% of our consolidated revenues during 2024, 2023 and 2022, respectively. As of January 1, 2025, leases on the six acute and behavioral health care hospitals have fixed terms with an average of 7.6 years remaining and include renewal options ranging from one to seven, five or ten-year terms. The remaining lease terms for each hospital, which vary by hospital, are included herein in Item 2. Properties.

We believe a facility’s earnings before interest, taxes, depreciation, amortization and lease rental expense (“EBITDAR”) and a facility’s EBITDAR divided by the sum of minimum rent plus additional rent payable to us (“Coverage Ratio”), which are non-GAAP financial measures, are helpful to us and our investors as a measure of the operating performance of a hospital facility. EBITDAR, which is used as an indicator of a facility’s estimated cash flow generated from operations (before rent expense, capital additions and debt service), is used by us in evaluating a facility’s financial viability and its ability to pay rent. The combined weighted average Coverage Ratio for the six hospitals owned by us, all of which were leased to subsidiaries of UHS, was approximately 8.3 during 2024 (ranging from 0.02 to 13.5) and approximately 5.5 during 2023 (ranging from -0.4 to 10.0).

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

Relationship with Universal Health Services, Inc. (“UHS”)

Leases: We commenced operations in 1986 by purchasing certain properties from subsidiaries of UHS and immediately leasing the properties back to the respective subsidiaries. The base rentals and lease and renewal terms for each of the hospitals leased to subsidiaries of UHS as of January 1, 2025, are provided below. The base rents are paid monthly. The lease on McAllen Medical Center also provides for bonus rent which is paid quarterly based upon a computation that compares the hospital’s current quarter revenue to a corresponding quarter in the base year. The hospital leases with subsidiaries of UHS, with the exception of the lease on Clive Behavioral Health Hospital (which is operated by UHS in a joint venture with an unrelated third party), are unconditionally guaranteed by UHS and are cross-defaulted with one another. The lease for Clive Behavioral Health is guaranteed on a several basis by UHS (52%) and Catholic Health Initiatives-Iowa (48%).

The combined revenues generated from the leases on the three acute care and three behavioral health care hospital facilities leased to subsidiaries of UHS at December 31, 2024, 2023 and 2022, accounted for approximately 24%, 25% and 26% of our consolidated revenues for the years ended December 31, 2024, 2023 and 2022, respectively. In addition to the six UHS hospital facilities, we have twenty properties consisting of medical/office buildings and FEDs that are either wholly or jointly-owned by us that include tenants that are subsidiaries of UHS. The aggregate revenues generated from UHS-related tenants comprised approximately 38% of our consolidated revenue for the five years ended December 31, 2024 (approximately 40%, 41% and 40% for the years ended December 31, 2024, 2023 and 2022, respectively).

In December, 2021, we entered into an asset purchase and sale agreement, as amended, with UHS and certain of its affiliates. Pursuant to the terms of the transaction, in addition to $4.1 million in cash paid by us to UHS, a wholly-owned subsidiary of UHS purchased from us, the real estate assets of an acute care hospital located in California (at its fair market value) and two wholly-owned subsidiaries of UHS transferred to us (at their fair market values), the real estate assets of Aiken Regional Medical Center (“Aiken”), located in Aiken, South Carolina (which includes an acute care hospital and a behavioral health pavilion), and Canyon Creek Behavioral Health (“Canyon Creek”), located in Temple, Texas. As a result of UHS’ purchase option within the lease agreements of Aiken and Canyon Creek, the transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and the properties acquired by us in connection with the asset purchase and sale agreement with UHS were accounted for as financing arrangements. Pursuant to the leases, the aggregate annual rental rate on the acquired properties, which is payable to us on a monthly basis, was $5.9 million during 2024, $5.8 million during 2023 and $5.7 million during 2022. The portion of the lease payments that is included in our consolidated statements of income, and reflected as interest income on financing leases, was approximately $5.4 million for the year ended December 31, 2024 and $5.5 million for each of the years ended December 31, 2023 and 2022. Our consolidated balance sheets as of December 31, 2024 and 2023 include financing receivables related to this transaction of $82.8 million and $83.3 million, respectively.

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

In addition, a wholly-owned subsidiary of UHS is the managing, majority member in a joint-venture with an unrelated third-party that operates, and leases from us, Clive Behavioral Health, a 100-bed behavioral health care facility located in Clive, Iowa. Pursuant to the lease on this facility, the joint venture has the option to, among other things, renew the lease at the terms specified in the lease agreement by providing notice to us at least 270 days prior to the termination of the then current term. The joint venture also has the right to purchase the leased facility from us at its appraised fair market value upon either of the following: (i) by providing notice at least 270 days prior to the end of the lease terms or any renewal terms, or; (ii) upon 30 days’ notice anytime within 12 months of a change of control of the Trust (UHS also has this right should the joint venture decline to exercise its purchase right). Additionally, the joint venture has rights of first offer to purchase the facility prior to any third-party sale.

The table below details the existing lease terms and renewal options for each of the hospital leases that are related to UHS as of January 1, 2025, consisting of three acute care hospitals and three behavioral health hospitals:

Hospital Name	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	$5,485,000	December, 2026	5 (a)
Wellington Regional Medical Center	$6,805,000	December, 2026	5 (b)
Aiken Regional Medical Center/Aurora Pavilion Behavioral Health Services	$4,164,000	December, 2033	35 (c)
Canyon Creek Behavioral Health	$1,882,000	December, 2033	35 (c)
Clive Behavioral Health	$2,851,000	December, 2040	50 (d)
(a)
UHS has one 5-year renewal option at existing lease rates (through 2031).
(b)
UHS has one 5-year renewal option at fair market value lease rates (through 2031). The annual rental will increase by 2.5% on an annual compounded basis on each January 1st through 2026.
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

In October, 2024, two wholly-owned subsidiaries of UHS each exercised their 5-year renewal options on two FEDs located in Weslaco and Mission, Texas, covering the period of February 1, 2025 through January 31, 2030. The aggregate annual lease rates on the renewed leases, which are scheduled to increased 2% per year, for the period of February 1, 2025 through January 31, 2026 is approximately $1.1 million. The wholly-owned subsidiaries of UHS have five, 5-year renewal options remaining on each of these FEDs, with the first three renewal options (covering the years 2030 through 2044) providing for 2% annual increases to the lease rates, and the remaining two, 5-year renewal options (covering the years 2045 through 2054) providing for lease rates at the then fair market value. These leases are cross-defaulted with one another and the wholly-owned subsidiaries of UHS have the option to purchase the leased properties upon the expiration of each five-year extended term at the fair market value at that time.

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

During the first quarter of 2023, construction was substantially completed on Sierra Medical Plaza I, a multi-tenant MOB located in Reno, Nevada, consisting of approximately 86,000 rentable square feet. This MOB is located on the campus of the Northern Nevada Sierra Medical Center, a newly constructed acute care hospital that is owned and operated by a wholly-owned subsidiary of UHS, which was completed and opened during April of 2022. The cost of the MOB is estimated to be approximately $35 million, approximately $30 million of which was incurred as of December 31, 2024. In connection with this MOB, we entered into a ground lease and master flex-lease agreement with a wholly-owned subsidiary of UHS both of which commenced during March, 2023. The master flex lease agreement has a ten-year term scheduled to expire on March 31, 2033. The MOB is 68% leased including the ten-year master flex lease for 34% of the rentable square feet. The master flex-lease agreement is subject to a reduction based upon the execution of third-party leases. The ground lease has a 75-year term scheduled to expire on March 2, 2098.

We are the lessee on thirteen ground leases with subsidiaries of UHS (for consolidated and unconsolidated investments), including one that commenced in March, 2023. The remaining lease terms on the ground leases with subsidiaries of UHS range from approximately 25 years to approximately 74 years. The annual aggregate lease payments on these properties were approximately $571,000 for the year ended 2024 and expected to be $571,000 for each of the years ended 2025 through 2028, and an aggregate of $31.3 million thereafter. See Note 4 to the consolidated financial statements-Lease Accounting for further disclosure around our lease accounting.

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of December 31, 2024 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock or restricted stock units. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time compensation awards in the form of restricted stock, and/or cash bonuses.

Advisory Agreement: UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an advisory agreement dated December 24, 1986, and as amended and restated as of January 1, 2019 (the “Advisory Agreement”). Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory. The Advisory Agreement was renewed for 2025 with the same terms as the Advisory Agreement in place during 2024, 2023 and 2022.

Our advisory fee for 2024, 2023 and 2022 was computed at 0.70% of our average invested real estate assets, as derived from our consolidated balance sheet. Based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the advisory fee computation remained unchanged for 2024, as compared to 2023 and 2022. The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, lease receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Advisory fees incurred and paid (or payable) to UHS amounted to $5.5 million during 2024, $5.3 million during 2023 and $5.1 million during 2022, and were based upon average invested real estate assets of $783 million, $757 million and $728 million during 2024, 2023 and 2022, respectively.

Share Ownership: As of December 31, 2024 and 2023, UHS owned 5.7% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the Securities and Exchange Commission (“SEC”) and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from UHS-related tenants comprised approximately 38% of our consolidated revenue for the five years ended December 31, 2024 (approximately 40%, 41% and 40% for the years ended December 31, 2024, 2023 and 2022, respectively), and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

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

Competition

We compete for the acquisition, leasing and financing of health care related facilities. Our competitors include, but are not limited to, other REITs, private investors and firms, banks, for profit and nonprofit hospitals and healthcare systems, and other companies, including UHS. Some of these competitors are larger and may have a lower cost of capital than we do. These developments could result in fewer investment opportunities for us and lower spreads over the cost of our capital, which would hurt our growth.

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

Regulation and Other Factors

During each of the years of 2024, 2023 and 2022, approximately 27%, 27% and 29%, respectively, of our revenues were earned pursuant to leases with operators of acute care hospitals, behavioral health care hospitals and free-standing emergency departments (“FEDs”), the substantial majority of which are subsidiaries of UHS. A significant portion of the revenue earned by the operators of our acute and behavioral health care hospitals and FEDs is derived from federal and state healthcare programs, including Medicare and Medicaid (excluding managed Medicare and Medicaid programs).

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

An increasing number of legislative initiatives have been passed into law that may result in major changes in the health care delivery system on a national or state level. Legislation has already been enacted that has eliminated the penalty for failing to maintain health coverage that was part of the original Patient Protection and Affordable Care Act (the “ACA”). The Biden administration had undertaken executive actions to strengthen the ACA, including issuing executive orders implementing a special enrollment period permitting individuals to enroll in health plans outside of the annual open enrollment period and reexamining policies that may undermine the ACA or the Medicaid program. The American Rescue Plan Act of 2021's expansion of subsidies to purchase coverage through an exchange, which the Inflation Reduction Act of 2022, passed on August 16, 2022, continues through 2025, has increased exchange enrollment. However, the prior President Trump administration had taken various steps having the effect of reducing enrollment through the exchange, so the likelihood of subsidy extension and other exchange-expansion activities is questionable. While attempts to repeal the entirety of the ACA have not been successful to date, a key provision of the ACA was eliminated as part of the Tax Cuts and Jobs Act and on December 14, 2018, a federal U.S. District Court Judge in Texas ruled the entire ACA is unconstitutional.

That ruling was ultimately appealed to the United States Supreme Court, which decided in California v. Texas that the plaintiffs in the matter lacked standing to bring their constitutionality claims. On September 7, 2022, the ACA faced its most recent challenge when a Texas Federal District Court judge, in the case of Braidwood Management v. Becerra, ruled that certain provisions violate the Appointments Clause of the U.S. Constitution and the Religious Freedom Restoration Act. The decision was appealed to the U.S. Court of Appeals for the Fifth Circuit, which on June 21, 2024 affirmed the District Court’s ruling regarding preventive services recommended by United States Preventive Services Task Force being unconstitutional. However, the Fifth Circuit overturned the nationwide injunction imposed by the District Court, preserving access to the majority of preventive services in dispute for now. The U.S. Government appealed and on January 10, 2025, the U.S. Supreme Court agreed to hear the matter. Any future efforts to challenge, replace or replace the ACA or expand or substantially amend its provision is unknown.

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
•
Our bonus rent on McAllen Medical Center, the acute care hospital operated by a subsidiary of UHS, is based on the lessee’s net revenue which in turn is affected by the amount of reimbursement the lessee receives from the government.

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

Executive Officers of the Registrant

Name	Age	Position
Alan B. Miller	87	Chairman of the Board, Chief Executive Officer and President
Charles F. Boyle	65	Senior Vice President and Chief Financial Officer
Cheryl K. Ramagano	62	Senior Vice President - Operations, Treasurer and Secretary
Karla J. Peterson	65	Vice President, Acquisitions and Development

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

Ms. Karla J. Peterson was appointed Vice President of Acquisitions and Development upon the commencement of her employment with UHS in 2022. Ms. Peterson formerly served as Managing Director of Acquisitions and Asset Management at White Oak Healthcare MOB REIT, LLC from 2020 to 2022. Prior thereto, she served as Executive Vice President of A10 Capital from 2017 to 2020.

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

Our three acute care hospitals, three behavioral health hospitals and four FEDs, are located in Texas, Florida, Virginia, South Carolina and Iowa. We can provide no assurance that reductions to Medicaid revenues earned by operators of certain of our facilities, particularly our hospital operators in the above-mentioned states, will not have a material adverse effect on the future operating results of those operators which, in turn, could have a material adverse effect on us. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, the funding requirements and other provisions of the Patient Protection and Affordable Care Act, may affect the availability of taxpayer funds for Medicare and Medicaid programs. If the rates paid or the scope of services covered by government payers are reduced, there could be a material adverse effect on the business, financial position and results of operations of the operators of our hospital facilities, and in turn, ours.

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

Beginning in April 2025 and continuing through 2027, the Medicaid disproportionate share hospital (“DSH”) allotment to the states from federal funds will be reduced. Such reductions have been delayed several times, most recently under the American Relief Act, 2025. During the reduction period, state Medicaid DSH allotments from federal funds will be reduced by $8 billion annually. Reductions are imposed on states based on percentage of uninsured individuals, Medicaid utilization and uncompensated care. There have been proposals to substantially decrease federal funding for state Medicaid Programs in Fiscal Year commencing October 2026. Any significant reduction in federal Medicaid funding to states would likely result in reduced Medicaid payments to the operators of our facilities located in the impacted states, which in turn could have a material adverse effect on us. We cannot predict the effect these payment policies will have on our operators (including UHS), and, thus, our business.

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

Although it was expected that the Legislation would result in a reduction in uninsured patients in the U.S., which would reduce the operators’ of our facilities’ expense from uncollectible accounts receivable, the Legislation made a number of other changes to Medicare and Medicaid which we believe may have an adverse impact on the operators of our facilities. The Legislation revises reimbursement under the Medicare and Medicaid programs to emphasize the efficient delivery of high quality care and contains a number of incentives and penalties under these programs to achieve these goals. The Legislation implements a value-based purchasing program, which rewards the delivery of efficient care. Conversely, certain facilities receive reduced reimbursement for failing to meet quality parameters; such hospitals will include those with excessive readmission or hospital-acquired condition rates.

A 2012 U.S. Supreme Court ruling limited the federal government’s ability to expand health insurance coverage by holding unconstitutional sections of the Legislation that sought to withdraw federal funding for state noncompliance with certain Medicaid coverage requirements. Pursuant to that decision, the federal government may not penalize states that choose not to participate in the Medicaid expansion program by reducing their existing Medicaid funding. Therefore, states can choose to accept or not to participate without risking the loss of federal Medicaid funding. As a result, many states, including Texas, have not expanded their Medicaid programs without the threat of loss of federal funding. The Centers for Medicare and Medicaid Services (“CMS”) had granted section 1115 demonstration waivers providing for work and community engagement requirements for certain Medicaid eligible individuals. While the Biden Administration had generally expressed disfavor with Medicaid program work requirements, the previous Trump Administration’s section 1115 waiver policy emphasized work requirements, eligibility restrictions on Medicaid, and capped financing and the second Trump administration may, again, take a similar approach.

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

The Legislation also contained provisions aimed at reducing fraud and abuse in healthcare. The Legislation amended several existing laws, including the federal Anti-Kickback Statute and the False Claims Act, making it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers. While Congress had previously revised the intent requirement of the Anti-Kickback Statute to provide that a person is not required to “have actual knowledge or specific intent to commit a violation of” the Anti-Kickback Statute in order to be found in violation of such law, the Legislation also provides that any claims for items or services that violate the Anti-Kickback Statute are also considered false claims for purposes of the federal civil False Claims

Act. The Legislation provides that a healthcare provider that retains an overpayment in excess of 60 days is subject to the federal civil False Claims Act. The Legislation also expands the Recovery Audit Contractor program to Medicaid. These amendments also make it easier for severe fines and penalties to be imposed on healthcare providers that violate applicable laws and regulations.

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

UHS and its subsidiaries are subject to pending legal actions, governmental investigations and regulatory actions. Since UHS comprised approximately 40%, 41% and 40% of our consolidated revenues for the years ended December 31, 2024, 2023 and 2022, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-K and 10-Q, as publicly filed with the Securities and Exchange Commission. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

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

For the year ended December 31, 2024, lease payments from UHS comprised approximately 40% of our consolidated revenues. In addition, as of December 31, 2024, subsidiaries of UHS leased six hospital facilities owned by us with current lease terms expiring at various times from 2026 to 2040. We cannot assure you that UHS will continue to satisfy its obligations to us or renew existing leases upon their scheduled maturity. In addition, if subsidiaries of UHS exercise their options to purchase any of the six hospitals or two FEDs leased from us, our future revenues could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to the leases on the facilities. The failure or inability of UHS to satisfy its obligations to us, or should UHS elect not to renew the leases on the six hospitals or two FEDs, our revenues and net income could be materially reduced, which could in turn reduce the amount of dividends we pay and cause our stock price to decline. Please see Note 4 to the consolidated financial statements – Lease Accounting, for additional information.

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

For the year ended December 31, 2024, 8% of our consolidated and unconsolidated revenues were generated by four jointly-owned LLCs/LPs in which we hold non-controlling equity ownership interests ranging from 33% to 95%. Our level of investment and lack of control exposes us to potential losses of our investments and revenues. Although our ownership arrangements have been beneficial to us in the past, we cannot guarantee that they will continue to be beneficial in the future.

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

Changes to U.S. and other countries’ trade policies and other factors beyond our control may adversely impact our business and operating results.

Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from where our tenants import products or raw materials (either directly or through their suppliers) could have an impact on our and our tenants’ competitive position, business operations and financial results. In February 2025, the U.S. government imposed or threatened to impose new tariffs on imported products from Mexico, Canada and China. The impact of these tariffs is subject to a number of factors, including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any retaliatory responses to such actions that the target countries may take and any mitigating actions that may become available. Significant tariffs or other restrictions imposed on foreign imports by the U.S. and related countermeasures taken by impacted foreign countries may negatively impact our and our tenants’ ability to source products and materials at acceptable prices and other terms that are acceptable to us. Despite recent trade negotiations between the U.S. and the Mexican, Canadian and Chinese governments, given the uncertainty regarding the scope and duration of any new tariffs, as well as the potential for additional tariffs or trade barriers by the U.S., Mexico, Canada, China or other countries, we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful.

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

In general, dividends (qualified) paid by a U.S. corporation to individual U.S. shareholders are subject to Federal income tax at a maximum rate of 20% for 2024 (subject to certain additional taxes for certain taxpayers). In contrast, since we are a REIT, our distributions to individual U.S. shareholders are not eligible for the reduced rates which apply to distributions from regular corporations, and thus may be subject to Federal income tax at a rate as high as 37% for 2024 (subject to certain additional taxes for certain taxpayers). The differing treatment of dividends received from REITs and other corporations might cause individual investors to view an investment in REITs as less attractive relative to other corporations, which might negatively affect the value of our shares.

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

As is typical in the healthcare industry, in the ordinary course of business, our operators, including UHS, are subject to medical malpractice lawsuits, product liability lawsuits, class action lawsuits and other legal actions. Some of these actions may involve large claims, as well as significant defense costs. If their ultimate liability for professional and general liability claims could change materially from current estimates, if such policy limitations should be partially or fully exhausted in the future, or payments of claims exceed estimates or are not covered by insurance, it could have a material adverse effect on the operations of our operators and, in turn, on us.

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

Although we continue to regularly review and enhance our IT systems and cybersecurity controls, we, UHS and our and their third-party provider have experienced, or may experience in the future, cybersecurity incidents. While to date no incident had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future.

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

UHS also has a mature incident response process in place in the event a cybersecurity incident occurs. This process defines roles, responsibilities and action plans designed to contain and eradicate the issue, and then restore systems in the event of a major disruption. Regularly, UHS conducts tabletop exercises to simulate responses to an incident and implement any insight gained from those exercises to improve recovery practices. As part of these processes, UHS regularly engages with assessors, consultants, auditors, and other third parties to review UHS’ cybersecurity program to help identify areas for continued focus, improvement, and compliance.

UHS maintains a cybersecurity insurance policy that provides coverage in connection with cybersecurity incidents. However, costs and damages associated with cybersecurity incidents may not be fully insured under our insurance policy, and (to the extent otherwise covered) are subject to applicable deductibles.

For our the third-party property managers that manage a significant portion of our properties, we conduct periodic reviews of the policies and procedures they have established to detect, contain, eradicate, and restore systems in the event of a major disruption.

Based on the information available as of the date of this Form 10-K, during our fiscal year 2024 and through the date of this filing, we did not identify any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For more information on risks to us from cybersecurity threats, see “Risks Related to Business Operations - A cyber security incident could cause a violation of HIPAA, breach of member privacy, or other negative impacts.” under “Item 1A. Risk Factors.”

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

								Lease Term
		Number							End of		% of RSF
		of							initial		under
		available	Average Occupancy(1)					Minimum	or	Renewal	lease with	Range of
	Type of	beds @						lease	renewed	term	guaranteed	guaranteed
Hospital Facility Name and Location	facility	12/31/2024	2024	2023	2022	2021	2020	revenue (6)	term	(years)	escalators	escalation
Aiken Regional Medical Center / Aurora Pavilion (2)(5)(7) Aiken, South Carolina	Acute Care / Behavioral Health	273	59%	60%	55%	N/A	N/A	4,164,000	2033	35	100%	2.25%
McAllen Medical Center(3)(5)(7) McAllen, Texas	Acute Care	370	53%	56%	49%	51%	50%	5,485,000	2026	5	0%	—
Wellington Regional Medical Center(4)(5)(7) West Palm Beach, Florida	Acute Care	155	74%	73%	73%	75%	62%	6,643,000	2026	5	100%	2.50%
Canyon Creek Behavioral Health(2)(5)(7) Temple, Texas	Behavioral Health Care	102	48%	52%	45%	N/A	N/A	1,885,000	2033	35	100%	2.25%
Clive Behavioral Health(5)(7)(9) Clive, Iowa	Behavioral Health Care	100	51%	48%	36%	16%	N/A	3,348,000	2040	50	100%	2.75%

Specialty Facility Name and Location
Evansville Facility(8) Evansville, Indiana	Specialty	0	—	—	—	—	—	—	—	—	0%	—

							Lease Term
								End of		% of RSF
								initial		under
	Type	Average Occupancy(1)					Minimum	or	Renewal	lease with	Range of
	of						lease	renewed	term	guaranteed	guaranteed
Facility Name and Location	facility	2024	2023	2022	2021	2020	revenue (6)	term	(years)	escalators	escalation
Spring Valley MOB I (5) Las Vegas, Nevada	MOB	87%	88%	83%	86%	94%	$1,131,000	2025-2032	Various	100%	2%-5%
Spring Valley MOB II (5) Las Vegas, Nevada	MOB	95%	90%	95%	95%	71%	1,357,000	2025-2033	Various	100%	2%-3%
Summerlin Hospital MOB I (5) Las Vegas, Nevada	MOB	80%	79%	78%	79%	83%	1,583,000	2025-2033	Various	100%	2%-5%
Summerlin Hospital MOB II (5) Las Vegas, Nevada	MOB	91%	88%	74%	73%	77%	2,211,000	2025-2030	Various	100%	2%-5%
Summerlin Hospital MOB III (5) Las Vegas, Nevada	MOB	82%	89%	86%	88%	84%	1,760,000	2025-2034	Various	100%	2%-5%
Rosenberg Children’s Medical Plaza Phoenix, Arizona	MOB	100%	100%	100%	100%	100%	2,491,000	2026-2033	Various	100%	2%-3%
Centennial Hills MOB (5) Las Vegas, Nevada	MOB	80%	79%	79%	79%	81%	1,985,000	2025-2035	Various	100%	2%-5%
PeaceHealth Medical Clinic Bellingham, Washington	MOB	100%	100%	100%	100%	100%	2,937,000	2029	10	100%	3%
Lake Pointe Medical Arts Building Rowlett, Texas	MOB	87%	88%	82%	84%	96%	1,162,000	2025-2034	Various	100%	3%
Chandler Corporate Center III Chandler, Arizona	MOB	100%	92%	92%	92%	92%	1,459,000	2027	Various	100%	3%
Frederick Crestwood MOB Frederick, Maryland	MOB	100%	100%	100%	100%	100%	1,694,000	2026-2030	Various	100%	2%-3%
Henderson Union Village MOB (5) Henderson, Nevada	MOB	73%	72%	68%	61%	52%	1,681,000	2026-2033	Various	100%	2%-3%
Midcoast Hospital MOB Brunswick, Maine	MOB	100%	100%	100%	100%	100%	1,485,000	2026	Various	100%	2%
Texoma Medical Plaza (5) Denison, Texas	MOB	92%	91%	93%	96%	100%	2,406,000	2025-2034	Various	100%	3%
Forney Medical Plaza Forney, Texas	MOB	90%	90%	86%	82%	81%	1,106,000	2025-2033	Various	99%	3%
Northwest Texas Prof. Office Tower Amarillo, Texas	MOB	100%	100%	100%	100%	100%	1,086,000	2025	Various	100%	3%-5%
Desert Valley Medical Center Phoenix, Arizona	MOB	86%	89%	94%	98%	100%	1,209,000	2025-2032	Various	100%	3%
Gold Shadow - 700 Shadow (5) Las Vegas, Nevada	MOB	72%	72%	67%	53%	61%	662,000	2025-2027	Various	100%	2%-3%
Gold Shadow - 2010 & 2020 Goldring MOB's (5) Las Vegas, Nevada	MOB	97%	96%	91%	85%	81%	2,174,000	2025-2032	Various	100%	2%-3%
Madison Professional Office Building Madison, Alabama	MOB	93%	87%	90%	100%	100%	654,000	2025-2028	Various	100%	3%
Sierra Medical Plaza I Reno, Nevada (5)	MOB	67%	44%	—	—	—	1,898,000	2033-2039	Various	100%	3%
St. Matthews Medical Plaza II Louisville, Kentucky	MOB	100%	100%	100%	100%	100%	2,818,000	2025-2032	Various	75%	3%
2704 North Tenaya Way Las Vegas, Nevada	MOB	100%	100%	100%	100%	100%	1,230,000	2029	12	100%	2%
Phoenix Children’s East Valley Care Center Phoenix, Arizona	MOB	100%	100%	100%	100%	100%	1,205,000	2032	20	—	—

N/A – Not applicable.

(1)
Average occupancy rate for the hospital facilities is based on the average number of available beds occupied during each of the five years ended December 31, 2024. Average available beds is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction and anticipation of future needs. The average occupancy rate of a hospital is affected by a number of factors, including the number of physicians using the hospital, changes in the number of beds, the composition and size of the population of the community in which the hospital is located, general and local economic conditions, variations in local medical and surgical practices and the degree of outpatient use of the hospital services. Average occupancy rate for the multi-tenant medical office buildings is based on the occupied square footage of each building, including any applicable master leases.
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

(3)
During the first quarter of 2001, UHS purchased the assets and operations of the 60-bed McAllen Heart Hospital located in McAllen, Texas. Upon acquisition by UHS, the Heart Hospital began operating under the same license as McAllen Medical Center (which has 370 available beds as of December 31, 2024). The net revenues of the combined operations included revenues generated by the Heart Hospital, the real property of which is not owned by us. Accordingly, the McAllen Medical Center lease was amended during 2001 to exclude from the bonus rent calculation, the estimated net revenues generated at the Heart Hospital (as calculated pursuant to a percentage-based allocation determined at the time of the merger). During 2000, UHS purchased the South Texas Behavioral Health Center, a behavioral health care facility located in McAllen, Texas. In 2006, a newly constructed, 134-bed replacement facility for the South Texas Behavioral Health Center was completed and opened. We do not own the real property of South Texas Behavioral Health Center. Upon UHS’s acquisition of the South Texas Behavioral Health Center in 2000, the facility’s license was merged into the operating license of McAllen Medical Center/McAllen Heart Hospital. There was no amendment to the McAllen Medical Center lease related to the operations of the South Texas Behavioral Health Center and its net revenues are distinct and excluded from the bonus rent calculation. In 2007, the operations of each of the above-mentioned facilities, as well as the operations of Edinburg Regional Medical Center/Children’s Hospital, a 251-bed facility located in Edinburg, Texas, were merged into one license operating as the South Texas Health System (“STHS”). The real property of Edinburg Regional Medical Center/Children’s Hospital is not owned by us and its net revenues are distinct and excluded from the bonus rent calculation. In 2015, the newly constructed South Texas ER at Weslaco and South Texas ER at Mission (Free-standing Emergency Departments (“FEDs”)) were completed and opened. These facilities also operate under the STHS license. The real property of these two FEDs was purchased by us and leased back to STHS. As of December 31, 2024, UHS owns and operates several other FEDs that operate under the STHS license, the real property of which is not owned by us. The average occupancy rates reflected above are based upon the combined occupancy and combined number of beds at McAllen Medical Center and McAllen Heart Hospital. No assurance can be given as to the effect, if any, the consolidation of the facilities into one operating license, as mentioned above, had on the underlying value of McAllen Medical Center. Base rental commitments and the guarantee by UHS under the original lease continue for the remainder of the lease terms.
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
(7)
See above in Item 1-Relationship with Universal Health Services, Inc. regarding, among other things, UHS’ purchase option as discussed herein. We believe the respective fair values for each of these hospitals equals or exceeds the respective net book values or net financing receivables as of December 31, 2024 amounting to: $12.5 million for McAllen Medical Center, $8.1 million for Wellington Regional Medical Center, $29.6 million for Clive Behavioral Health, $57.0 million for Aiken Regional Medical Center (in terms of financing receivable), and; $25.8 for Canyon Creek Behavioral Health (in terms of financing receivable).
(8)
The lease on this facility expired in 2019 and the property remains vacant. We are marketing the property.
(9)
The lease on this facility, which was executed with a joint venture between UHS and an unrelated party, is triple net and has an initial term of 20 years with five, 10-year renewal options.

Leasing Trends at Our Significant Medical Office Buildings

During 2024, we had a total of 58 new or renewed leases related to the medical office buildings indicated above, in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 13% of the aggregate rentable square feet of these properties (10% related to renewed leases and 3% related to new leases). Rental rates, tenant improvement costs and rental concessions vary from property to property based upon factors such as, but not limited to, the current occupancy and age of our buildings, local overall economic conditions, proximity to hospital campuses and the vacancy rates, rental rates and capacity of our competitors in the market. In connection with lease renewals executed during 2024, the weighted-average rental rates, as compared to rental rates on the expired leases, increased by approximately 3% during 2024. The weighted-average tenant improvement costs associated with these new or renewed leases was approximately $7 per square foot during 2024. The weighted-average leasing commissions on the new and renewed leases commencing during 2024 was approximately 3% of base rental revenue over the term of the leases. The average aggregate value of the tenant concessions, generally consisting of rent abatements, provided in connection with new and renewed leases commencing during 2024 was approximately 0.3% of the future aggregate base rental revenue over the lease terms. Rent abatements were, or will be, recognized in our results of operations under the straight-line method over the lease term regardless of when payments are due.

Set forth below is information detailing the rentable square feet (“RSF”) associated with each of our properties as of December 31, 2024 and the percentage of RSF on which leases expire during the next five years and thereafter. For the MOBs that have scheduled lease expirations during 2025 of 10% or greater (of RSF), if any, we have included information regarding estimated market rates relative to lease rates on the expiring leases.

			Percentage of RSF with lease expirations
	Total RSF	Available for Lease Jan. 1, 2025	2025	2026	2027	2028	2029	2030 and Later
Hospital Investments:
McAllen Medical Center	422,276	0%	0%	100%	0%	0%	0%	0%
Aiken Regional Medical Center/Aurora Pavilion Behavioral Health Services	346,000	0%	0%	0%	0%	0%	0%	100%
Wellington Regional Medical Center	196,489	0%	0%	100%	0%	0%	0%	0%
Clive Behavioral Health	82,138	0%	0%	0%	0%	0%	0%	100%
Canyon Creek Behavioral Health	67,700	0%	0%	0%	0%	0%	0%	100%
Sub-total Hospitals	1,114,603	0%	0%	56%	0%	0%	0%	44%

Specialty Facility:
Evansville Facility	77,440	100%	0%	0%	0%	0%	0%	0%

Medical Office Buildings:
Goldshadow - 2010 - 2020 Goldring MOB's (a.)	74,868	2%	10%	16%	23%	0%	3%	46%
Goldshadow - 700 Shadow Lane MOB (a.)	42,060	28%	34%	18%	20%	0%	0%	0%
Texoma Medical Plaza	115,284	3%	8%	3%	11%	9%	14%	52%
St. Matthews Medical Plaza II (a.)	103,011	0%	36%	0%	1%	6%	18%	39%
Desert Springs Medical Plaza	103,000	49%	8%	7%	7%	2%	27%	0%
Peace Health Medical Clinic	98,886	0%	0%	0%	0%	0%	100%	0%
Centennial Hills Medical Office Building	96,573	20%	3%	23%	13%	9%	10%	22%
Summerlin Hospital Medical Office Building II	92,313	9%	8%	18%	17%	7%	23%	18%
Summerlin Hospital Medical Office Building I (a.)	89,636	23%	31%	21%	6%	4%	0%	15%
Sierra Medical Plaza I	85,902	32%	0%	0%	0%	0%	0%	68%
Chandler Corporate Center III	81,770	0%	0%	0%	100%	0%	0%	0%
3811 E. Bell	80,200	40%	8%	5%	21%	4%	0%	22%
Henderson Union Village MOB	79,599	27%	0%	3%	34%	3%	0%	33%
McAllen Doctor's Center	79,497	0%	0%	0%	0%	0%	0%	100%
Summerlin Hospital Medical Office Building III	77,713	24%	0%	2%	34%	18%	7%	15%
Texoma Medical Plaza II	74,921	39%	0%	0%	0%	0%	0%	61%
Mid Coast Hospital MOB	74,629	0%	0%	100%	0%	0%	0%	0%
North West Texas Professional Office Tower (f.)	72,351	0%	100%	0%	0%	0%	0%	0%
Rosenberg Children's Medical Plaza	66,231	0%	0%	6%	0%	24%	0%	70%
Frederick Crestwood MOB	62,297	0%	0%	42%	0%	0%	0%	58%
Palmdale Medical Plaza	59,405	39%	5%	8%	10%	9%	9%	20%
Sierra San Antonio Medical Plaza	59,160	9%	5%	6%	2%	0%	7%	71%
Spring Valley Medical Office Building (a.)	57,828	16%	20%	16%	25%	5%	13%	5%
Spring Valley Medical Office Building II	57,364	5%	0%	17%	22%	20%	7%	29%
Southern Crescent Center II (a.)	53,680	46%	39%	0%	0%	0%	0%	15%
Desert Valley Medical Center (b.)	53,625	10%	25%	0%	5%	13%	5%	42%
Tuscan Professional Building	53,231	56%	7%	0%	20%	0%	0%	17%
Lake Pointe Medical Arts Building (a.)	50,974	8%	35%	18%	10%	0%	6%	23%
Forney Medical Plaza	50,947	10%	5%	21%	5%	24%	31%	4%
Vista Medical Terrace	50,921	65%	4%	0%	14%	9%	0%	8%
2704 N. Tenaya Way	44,894	0%	0%	0%	0%	0%	100%	0%
2700 Fire Mesa	44,424	0%	0%	0%	100%	0%	0%	0%
Southern Crescent Center I (a.)	41,897	49%	30%	16%	0%	5%	0%	0%
BRB Medical Office Building	40,733	27%	3%	35%	0%	17%	18%	0%
Cypresswood Professional Center - 8101	10,200	0%	0%	0%	0%	0%	0%	100%
Cypresswood Professional Center - 8111	29,882	51%	6%	43%	0%	0%	0%	0%
Danbury Medical Plaza	36,141	40%	0%	54%	0%	0%	6%	0%
The Sparks Medical Building (c.)	35,127	0%	21%	13%	36%	11%	0%	19%
Phoenix Children’s East Valley Care Center	30,960	0%	0%	0%	0%	0%	0%	100%
Forney Medical Plaza II	30,507	18%	9%	17%	25%	31%	0%	0%
Madison Station MOB (a.)	30,096	7%	34%	0%	33%	26%	0%	0%
Apache Junction Medical Plaza (c.)	26,901	9%	13%	35%	0%	0%	0%	43%
Santa Fe Professional Plaza (b.)	24,832	7%	28%	20%	14%	31%	0%	0%
Professional Bldg at King's Crossing - Bldg A	11,528	100%	0%	0%	0%	0%	0%	0%
Professional Bldg at King's Crossing - Bldg B (a.)	12,790	11%	30%	0%	0%	18%	21%	20%
140 Thomas Johnson Drive	20,465	0%	0%	0%	0%	15%	0%	85%
Emory at Dunwoody Building (e.)	20,366	0%	100%	0%	0%	0%	0%	0%
Piedmont - Roswell Physicians Center	19,927	0%	0%	0%	0%	0%	0%	100%
Bellin Health Family Medical Center	18,600	0%	0%	100%	0%	0%	0%	0%

Beaumont Heart & Vascular	17,621	0%	0%	100%	0%	0%	0%	0%
Piedmont - Vinings Physicians Center	16,790	0%	0%	0%	0%	0%	0%	100%
Ward Eagle Office Village	16,282	0%	7%	0%	0%	93%	0%	0%
Haas Medical Office Park (d.)	15,850	0%	100%	0%	0%	0%	0%	0%
Health Center at Hamburg (a.)	15,400	0%	100%	0%	0%	0%	0%	0%
Northwest Medical Center at Sugar Creek	13,696	0%	0%	0%	0%	38%	62%	0%
Family Doctor's MOB	12,050	0%	0%	100%	0%	0%	0%	0%
Beaumont Sleep Center	11,556	0%	0%	0%	100%	0%	0%	0%
701 South Tonopah Building	10,747	0%	0%	0%	100%	0%	0%	0%
Sand Point MOB	9,128	0%	0%	0%	0%	0%	0%	100%
5004 Pool Road MOB	4,400	0%	0%	0%	100%	0%	0%	0%

Preschool and Childcare Centers:
Chesterbrook Academy - New Britain	8,402	0%	0%	0%	0%	0%	0%	100%
Chesterbrook Academy - Audubon	8,300	0%	0%	0%	0%	0%	0%	100%
Chesterbrook Academy - Newtown	8,163	0%	0%	0%	0%	0%	0%	100%
Chesterbrook Academy - Uwchlan (g.)	8,163	0%	100%	0%	0%	0%	0%	0%

Ambulatory Care Centers:
Hanover Emergency Center	22,000	0%	0%	0%	0%	0%	100%	0%
South Texas ER at Mission	13,578	0%	0%	0%	0%	0%	0%	100%
South Texas ER at Weslaco	13,578	0%	0%	0%	0%	0%	0%	100%
Las Palmas Del Sol Emergency Center-West	9,395	0%	0%	100%	0%	0%	0%	0%
Sub-total Other Investments	2,963,245	16%	13%	13%	14%	6%	11%	27%
Total	4,155,288	13%	9%	24%	10%	4%	8%	32%

(a)
The estimated market rates related to the 2025 expiring RSF are greater than the lease rates on the expiring leases by approximately 0% to 4%.
(b)
The estimated market rates related to the 2025 expiring RSF are greater than the lease rates on the expiring leases by approximately 5% to 12%.
(c)
The estimated market rates related to the 2025 expiring RSF are less than the lease rates on the expiring leases by approximately 1% to 5%.
(d)
The estimated market rates related to the 2025 expiring RSF are less than the lease rates on the expiring leases by approximately 11%
(e)
Lease expires on May 31, 2025 and we have been notified by the tenant that they do not intend to renew. The property is being marketed. The estimated market rates related to the 2025 expiring RSF are less than the lease rates on the expiring leases by approximately 11%.
(f)
We believe it is likely that the tenants may not renew their leases upon the October 31, 2025 scheduled expirations. The property is being marketed. The estimated market rates related to the 2025 expiring RSF are greater than the lease rates on the expiring leases by approximately 0% to 4%.
(g)
We believe it is likely that the tenant may not renew their lease upon the June 30, 2025 scheduled expiration. The estimated market rate related to the 2025 expiring RSF is greater than the lease rate on the expiring lease by approximately 5%.

On a combined basis, based upon the aggregate revenues and square footage for the occupied hospital facilities owned as of December 31, 2024 and 2023, the average effective annual rental per square foot was $21.55 and $21.43, respectively. On a combined basis, based upon the aggregate consolidated and unconsolidated revenues and the estimated average occupied square footage for our MOBs, FEDs and childcare centers owned as of December 31, 2024 and 2023, the average effective annual rental per square foot was $33.73 and $32.59, respectively. On a combined basis, based upon the aggregate consolidated and unconsolidated revenues and estimated average occupied square footage for all of our occupied properties owned as of December 31, 2024 and 2023, the average effective annual rental per square foot was $30.03 and $29.21, respectively. The estimated average occupied square footage for 2024 was calculated by averaging the unavailable rentable square footage on January 1, 2024 and January 1, 2025. The estimated average occupied square footage for 2023 was calculated by averaging the unavailable rentable square footage on January 1, 2023 and January 1, 2024.

During 2024, none of the properties generated revenues that were equal to or greater than 10% of our consolidated revenues. Additionally, none of the properties had net book values greater than 10% of our consolidated assets as of December 31, 2024. None of our unconsolidated LLCs had revenues (including 100% of the revenues generated at the properties owned by our unconsolidated LLCs) greater than 10% of the combined consolidated and unconsolidated revenues during 2024. None of the properties had book values (including 100% of the book values of the properties owned by our unconsolidated LLCs) greater than 10% of the consolidated and unconsolidated assets.

The following table sets forth lease expirations for each of the next ten years for our properties as of December 31, 2024.

	Expiring Square Feet	Number of Tenants	Annual Rentals of Expiring Leases(1)	Percentage of Annual Rentals(2)
Hospital properties
2025	0	0	$0	0%
2026	618,765	2	15,235,518	14%
2027	0	0	0	0%
2028	0	0	0	0%
2029	0	0	0	0%
2030	0	0	0	0%
2031	0	0	0	0%
2032	0	0	0	0%
2033	413,700	2	5,432,207	5%
2034	0	0	0	0%
Thereafter	82,138	1	3,347,556	3%
Subtotal-hospital facilities	1,114,603	5	$24,015,281	22%
Other consolidated properties
2025	342,427	82	$10,657,323	10%
2026	304,232	69	10,916,853	10%
2027	391,757	59	13,125,596	12%
2028	164,198	37	6,189,677	6%
2029	311,366	35	10,801,361	10%
2030	276,795	33	9,172,325	8%
2031	34,817	6	1,286,143	1%
2032	100,189	9	3,473,507	3%
2033	130,853	14	5,101,168	5%
2034	37,946	7	1,511,257	1%
Thereafter	147,894	7	3,083,700	3%
Subtotal-other consolidated properties	2,242,474	358	$75,318,910	70%
Other unconsolidated properties (MOBs)
2025	40,354	4	$1,417,832	1%
2026	79,944	11	2,789,451	3%
2027	8,525	2	353,637	0%
2028	14,941	3	586,541	1%
2029	18,318	2	633,506	1%
2030	5,840	1	194,546	0%
2031	51,318	4	1,724,442	2%
2032	18,670	1	645,679	1%
2033	0	0	0	0%
2034	0	0	0	0%
Thereafter	10,110	2	349,642	0%
Subtotal-other unconsolidated properties	248,020	30	$8,695,276	8%
Total all properties at December 31, 2024	3,605,097	393	$108,029,467	100%

(1)
The annual rentals of expiring leases reflected above were calculated based upon each property’s 2024 average rental rate per occupied square foot applied to each property’s scheduled lease expirations (on a square foot basis). These amounts include the data related to the unconsolidated LLCs/LPs in which we hold various non-controlling ownership interests at December 31, 2024 and also include the bonus rentals earned on the UHS hospital facilities.
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

Holders

As of January 31, 2025, there were approximately 234 shareholders of record of our shares of beneficial interest.

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

The total cumulative return on investment (change in the year-end stock price plus reinvested dividends) for each of the periods for us, the peer group and the S&P 500 composite is based on the stock price or composite index at the end of fiscal 2019.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
Universal Health Realty Income Trust
S&P 500 Index
Peer Group
2019
2020
2021
2022
2023
2024

	Base	INDEXED RETURNS
	Period	Years Ending
Company Name / Index	Dec 19	Dec 20	Dec 21	Dec 22	Dec 23	Dec 24
Universal Health Realty Income Trust	$100	$56.76	$54.86	$46.49	$44.80	$41.47
S&P 500 Index	$100	$118.40	$152.39	$124.79	$157.59	$197.02
Peer Group	$100	$87.83	$106.56	$85.04	$101.53	$135.55

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to promote an understanding of our operating results and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to the Consolidated Financial Statements, as included in this Annual Report on Form 10-K. The MD&A contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under Item 1A. Risk Factors, and below in Forward-Looking Statements and Risk Factors and as included elsewhere in this Annual Report on Form 10-K. This section generally discusses our results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023. For discussion of our result of operations and changes in our financial condition for the year ended December 31, 2023, as compared to the year ended December 31, 2022, please refer to Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on February 27, 2024, which section is incorporated by reference herein.

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities currently including acute care hospitals, behavioral health care hospitals, specialty facilities, free-standing emergency departments, childcare centers and medical/office buildings. As of February 26, 2025, we have seventy-six real estate investments or commitments in twenty-one states consisting of:

•
six hospital facilities consisting of three acute care hospitals and three behavioral health care hospitals;
•
four free-standing emergency departments (“FEDs”);
•
sixty medical/office buildings (“MOBs”), including four owned by unconsolidated limited liability companies (“LLCs”)/limited liability partnerships (“LPs”);
•
four preschool and childcare centers;
•
one specialty facility located in Evansville, Indiana, that is currently vacant, and;
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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that are difficult to predict and many of which are outside of our control. Many factors, including those set forth herein in Item 1A. Risk Factors and other important factors disclosed in this report and from time to time in our other filings with the SEC could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•
A substantial portion of our revenues are dependent upon one operator, UHS, which comprised approximately 40%, 41% and 40% of our consolidated revenues for the years ended December 31, 2024, 2023 and 2022, respectively. We cannot assure you that subsidiaries of UHS will renew the leases on the hospital facilities and free-standing emergency departments, upon the scheduled expirations of the existing lease terms. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital facilities and FEDs, and do not enter into a substitution arrangement upon expiration of the lease terms or otherwise, our future revenues and results of operations could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to these leases.
•
Although interest rates have moderated recently, the increase in interest rates during the past few years has significantly increased our interest expense thereby reducing our net income, cash provided by operating activities and funds from operations, as well as unfavorably impacting our ability to access the capital markets on favorable terms. The increased interest rates on our borrowings and/or the increased costs related to new construction could also affect our ability to make additional attractive investments. The effects of increased interest rates on our borrowings, including the unfavorable impact on the terms of recent and future interest rate swap and/or cap agreements, could unfavorably impact our future rental revenue and expenses, including interest expense, and may potentially have a material unfavorable impact on our future net income, cash provided by operating activities, funds from operations, lease renewal terms, the underlying value of our properties, our ability to grow our portfolio, and the value of our common shares.
•
During the past few years, our tenants have experienced inflationary pressures, primarily in personnel and certain other costs. In addition, certain of our tenants have experienced staffing shortages that has, at various times, required the hiring of expensive temporary personnel and/or enhanced wages and benefits to recruit and retain nurses and other clinical staff and support personnel. The impact of inflation and/or staffing shortages, which had a material unfavorable impact on the operating results of certain of our tenants during 2022, moderated to a certain degree during 2023 and 2024. However, the extent of any future impacts from inflation on our tenants’ businesses and results of operations will be dependent upon how long the elevated inflation levels persist and the extent to which the rate of inflation further increases, if at all, neither of which we are able to predict. If elevated levels of inflation were to persist or if the rate of inflation were to accelerate, expenses of our tenants, and our direct operating expenses that are not passed on to our tenants, could increase faster than anticipated and may require utilization of our and our tenants’ capital resources sooner than expected. Further, given the complexities of the reimbursement landscape in which our tenants operate, their payers may be unwilling or unable to increase reimbursement rates to compensate for inflationary impacts. This may impact their ability and willingness to make rental payments.
•
President Biden signed into law fiscal year 2025 appropriations to federal agencies for continuing projects and activities through March 14, 2025. We cannot predict whether or not there will be future legislation averting a federal government shutdown, however, the operating results and results of operations of certain of our tenants, and therefore potentially ours, could be materially unfavorably impacted by a federal government shutdown.
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
•
There is a heightened risk of future cybersecurity threats, including ransomware attacks targeting healthcare providers. If successful, future cyberattacks could have a material adverse effect on our business. Any costs that we, or our third-party property managers, incur as a result of a data security incident or breach, including costs to update security protocols to mitigate such an incident or breach, could be significant. Any breach or failure in our, our third-party property managers', our tenants’, or our or their respective third-party service providers’ operational security systems, can result in loss of data or an unauthorized disclosure of or access to sensitive or confidential member or protected personal or health information and could result in violations of applicable privacy and other laws, significant penalties or fines, litigation, loss of customers, significant damage to our or their reputation and business, and other liability or losses. We may also incur additional costs related to cybersecurity risk management and remediation. There can be no assurance that we, our third-party property managers, our tenants or our or their service providers, if applicable, will not suffer losses relating to cyber-attacks or other information security breaches in the future or that insurance coverage (if applicable) will be adequate to cover all the costs resulting from such events.

•
The outcome and effects of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, UHS or the other operators of our facilities. From time to time, UHS and its subsidiaries are subject to legal actions, purported shareholder class actions, shareholder derivative cases, governmental investigations and regulatory actions and the effects of adverse publicity relating to such matters. Since UHS comprised approximately 40% of our consolidated revenues during the year ended December 31, 2024, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-Q and 10-K, as publicly filed with the Securities and Exchange Commission. Those filings are the sole responsibility of UHS and are not incorporated by reference herein.
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
•
Government regulations, including changes in the reimbursement levels under the Medicare and Medicaid programs. In addition, the United States has recently enacted and proposed to enact significant new tariffs, which could adversely impact our and our tenants’ business, financial condition and results of operations as a result of the increased costs on our and their operations and supply chains due to tariffs.
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
•
An increasing number of legislative initiatives have been passed into law that may result in major changes in the health care delivery system on a national or state level. Legislation has already been enacted that has eliminated the penalty for failing to maintain health coverage that was part of the original Patient Protection and Affordable Care Act (the “ACA”). The Biden administration had undertaken executive actions to strengthen the ACA, including issuing executive orders implementing a special enrollment period permitting individuals to enroll in health plans outside of the annual open enrollment period and reexamining policies that may undermine the ACA or the Medicaid program. The American Rescue Plan Act of 2021's expansion of subsidies to purchase coverage through an exchange, which the Inflation Reduction Act of 2022, passed on August 16, 2022, continues through 2025, has increased exchange enrollment. However, the prior President Trump administration had taken various steps having the effect of reducing enrollment through the exchange, so the likelihood of subsidy extension and other exchange-expansion activities is questionable. While attempts to repeal the entirety of the ACA have not been successful to date, a key provision of the ACA was eliminated as part of the Tax Cuts and Jobs Act and on December 14, 2018, a federal U.S. District Court Judge in Texas ruled the entire ACA is unconstitutional. That ruling was ultimately appealed to the United States Supreme Court, which decided in California v. Texas that the plaintiffs in the matter lacked standing to bring their constitutionality claims. On September 7, 2022, the ACA faced its most recent challenge when a Texas Federal District Court judge, in the case of Braidwood Management v. Becerra, ruled that certain provisions violate the Appointments Clause of the U.S. Constitution and the Religious Freedom Restoration Act. The decision was appealed to the U.S. Court of Appeals for the Fifth Circuit, which on June 21, 2024 affirmed the District Court’s ruling regarding preventive services recommended by United States Preventive Services Task Force being unconstitutional. However, the Fifth Circuit overturned the nationwide injunction imposed by the District Court, preserving access to the majority of preventive services in dispute for now. The U.S. Government appealed and on January 10, 2025, the U.S. Supreme Court agreed to hear the matter. Any future efforts to challenge, replace or replace the ACA or expand or substantially amend its provision is unknown.

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
•
We hold non-controlling equity interests in four LLCs/LPs, pursuant to the operating and/or partnership agreements of which the third-party member and the Trust, at any time, potentially subject to certain conditions, have the right to make an offer (“Offering Member”) to the other member(s) (“Non-Offering Member”) in which it either agrees to: (i) sell the entire ownership interest of the Offering Member to the Non-Offering Member at a price as determined by the Offering Member (“Transfer Price”), or; (ii) purchase the entire ownership interest of the Non-Offering Member at the equivalent proportionate Transfer Price. The Non-Offering Member has 60 to 90 days to either: (i) purchase the entire ownership interest of the Offering Member at the Transfer Price, or; (ii) sell its entire ownership interest to the Offering Member at the equivalent proportionate Transfer Price. The closing of the transfer must occur within 60 to 90 days of the acceptance by the Non-Offering Member.
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

Results of Operations

Year ended December 31, 2024 as compared to the year ended December 31, 2023

For the year ended December 31, 2024, net income was $19.2 million as compared to $15.4 million during 2023. The $3.8 million increase was primarily attributable to:

•
an increase of $3.5 million resulting from an aggregate net increase in the income generated at various properties;
•
an increase of $2.0 million resulting from a reduction in the expenses related to our property located in Chicago, Illinois, including $1.1 million from demolition expenses incurred during 2023, and $610,000 related to a property tax reduction recorded during 2024 which related primarily to prior periods;
•
an increase of $232,000 resulting from a loss on divestiture of real estate assets recorded during the fourth quarter of 2023 in connection with the sale of a specialty facility located in Corpus Christ, Texas (see Note 3 to the consolidated financial statements-Purchase and Sale Transaction, Acquisitions, Divestitures and New Construction), and;
•
a decrease of $1.9 million resulting from an increase in interest expense due primarily to increases in our average borrowing rate (which gives effect to various interest rate swap agreements) and our average outstanding borrowings pursuant to the terms of our revolving credit agreement.

Revenues increased by $3.4 million, or 3.6%, during 2024, as compared to 2023. The increase during 2024, as compared to 2023, was due primarily to an aggregate net increase generated at various properties, including revenues generated at a newly constructed MOB located in Reno Nevada, that opened during the first quarter of 2023, and the revenues generated at an MOB located in McAllen, Texas, that was acquired during the third quarter of 2023.

Our other operating expenses include expenses related to the consolidated MOBs as well as the vacant land and the vacant specialty facility (as discussed herein). Other operating expenses incurred in connection with these properties totaled $25.8 million (net of a $610,000 prior period property tax reduction) and $27.8 million (including $1.1 million of demolition expenses) during 2024 and 2023, respectively. A large portion of the expenses associated with our medical office buildings is passed on directly to the tenants either directly as tenant reimbursements of common area maintenance expenses or included in base rental amounts. Tenant reimbursements for operating expenses are accrued as revenue in the same period during which the related expenses are incurred.

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

Below is a reconciliation of our reported net income to FFO for 2024 and 2023 (in thousands):

	2024	2023
Net income	$19,234	$15,400
Depreciation and amortization expense on consolidated investments	27,421	27,733
Depreciation and amortization expense on unconsolidated affiliates	1,218	1,205
Loss on divestiture of real estate assets	—	232
Funds From Operations	$47,873	$44,570

Weighted average number of shares outstanding - Diluted	13,839	13,814
Funds From Operations per diluted share	$3.46	$3.23

Our FFO increased by $3.3 million during 2024, as compared to 2023, due to: (i) an increase of $3.8 million in net income, as discussed above, partially offset by; (ii) a $232,000 decrease resulting from the loss on divestiture of real estate assets recorded during 2023, and; (iii) a $299,000 decrease resulting from a decrease in depreciation and amortization expense incurred by consolidated and unconsolidated affiliates.

During 2024, we had a total of 58 new or renewed leases related to the medical office buildings as indicated in Item 2. Properties, in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 13% of the aggregate rentable square feet of these properties (10% related to renewed leases and 3% related to new leases). During

2023, we had a total of 73 new or renewed leases related to the medical office buildings in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 22% of the aggregate rentable square feet of these properties (19% related to renewed leases and 3% related to new leases).

Rental rates, tenant improvement costs and rental concessions vary from property to property based upon factors such as, but not limited to, the current occupancy and age of our buildings, local overall economic conditions, proximity to hospital campuses and the vacancy rates, rental rates and capacity of our competitors in the market. In connection with lease renewals executed during each year, the weighted-average rental rates, as compared to rental rates on the expired leases, increased by approximately 3% and 4% during 2024 and 2023, respectively. The weighted-average tenant improvement costs associated with new or renewed leases was approximately $7 per square foot during each of 2024 and 2023. The weighted-average leasing commissions on the new and renewed leases commencing during each year was approximately 3% of base rental revenue over the term of the leases during each of 2024 and 2023. The average aggregate value of the tenant concessions, generally consisting of rent abatements, provided in connection with new and renewed leases commencing during each year was approximately 0.3% of the future aggregate base rental revenue over the lease terms during each of 2024 and 2023. Rent abatements were, or will be, recognized in our results of operations under the straight-line method over the lease term regardless of when payments are due.

Other Operating Results

Interest Expense:

Reflected below are the components of our interest expense during the years ended December 31, 2024 and December 31, 2023 (amounts in thousands):

	2024	2023
Revolving credit agreement	$22,848	$20,504
Mortgage interest	984	1,674
Interest rate swaps income, net (a.)	(5,747)	(5,796)
Amortization of financing fees	766	732
Amortization of fair value of debt and other interest	(10)	(41)
Capitalized interest on major projects	—	(149)
Interest expense, net	$18,841	$16,924
(a.)
Please see below in Quantitative and Qualitative Disclosures About Market Risk-Market Risks Associated with Financial Instruments, for disclosure regarding our various interest rate swap agreements. Two interest rate swap agreements, with a combined aggregate notional amount of $85 million, expired in September, 2024 (consisting of a $35 million notional amount with a fixed interest rate of 1.4975% and a $50 million notional amount with a fixed interest rate of 1.144%). In October, 2024, those agreements were replaced with an interest rate swap agreement on a total notional amount of $85 million with a fixed interest rate of 3.2725%. During 2024 and 2023, net interest was paid to us from the counterparties pursuant to our interest rate swaps that were active during each period.

Interest expense increased by $1.9 million during 2024, as compared to 2023, due to: (i) a $2.3 million increase in interest expense on our revolving credit agreement primarily resulting from increases in our average cost of borrowings (average borrowing rates, including commitment fee, of 6.78% during 2024 as compared to 6.64% during 2023), and in our average outstanding borrowings ($336.9 million during 2024 as compared to $309.3 million during 2023); (ii) a $149,000 increase due to a decrease in capitalized interest on a major project that was substantially completed during the first quarter of 2023; (iii) a $65,000 increase in amortization of financing fees and fair value of debt; (iv) a $49,000 increase due to a decrease in interest rate swap income, partially offset by; (v) a $690,000 decrease in mortgage interest expense due primarily to repayments of various fixed rate mortgages upon maturity during 2024 and 2023 utilizing borrowings under our revolving credit agreement. Please see Note 5 to the consolidated financial statements - Debt and Financial Instruments, for additional disclosure.

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

Liquidity and Capital Resources

Year ended December 31, 2024 as compared to December 31, 2023:

Net cash provided by operating activities

Net cash provided by operating activities was $46.9 million during 2024 as compared to $42.9 million during 2023. The $4.0 million net increase was attributable to:

•
a favorable change of $3.4 million due to an increase in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization related to above/below market leases, amortization of debt premium, amortization of deferred financing costs, stock-based compensation expense and loss on divestiture of real estate assets), as discussed above;
•
a favorable change of $500,000 in leasing costs paid;
•
a favorable change of $496,000 in tenant reserves, deposits and deferred and prepaid rents;
•
an unfavorable change of $247,000 in lease receivables, and;
•
other combined net unfavorable changes of $155,000.

Net cash used in investing activities

Net cash used in investing activities was $13.9 million during 2024 as compared to $19.1 million during 2023.

2024:

During 2024, $13.9 million of net cash was used in investing activities as follows:

•
spent $9.1 million for additions to real estate investments, including tenant improvements at various MOBs;
•
spent $5.9 million in equity investments in unconsolidated LLCs, and;
•
received $1.1 million of cash in excess of income from LLCs.

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

Net cash used in financing activities

Net cash used in financing activities was $34.2 million during 2024 as compared to $23.2 million during 2023.

2024:

The $34.2 million of cash used in financing activities during 2024 consisted of:

•
paid $40.4 million of dividends, including $87,000 of previously accrued dividends;
•
received $22.3 million of net borrowings on our revolving credit agreement;
•
paid $13.6 million on mortgage notes payable that are non-recourse to us, including a $12.2 million repayment of a fixed rate mortgage loan that matured during the second quarter of 2024;
•
paid $2.4 million of financing costs, primarily related to the second amendment to our revolving credit agreement, as discussed herein, and;
•
paid $131,000, net of cash received for the issuance of shares of beneficial interest, in fees related to our ATM Program.

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

Additional cash flow and dividends paid information for 2024 and 2023:

As indicated on our consolidated statements of cash flows, we generated net cash provided by operating activities of $46.9 million during 2024 and $42.9 million during 2023. As also indicated on our statements of cash flows, non-cash expenses including depreciation and amortization expense, amortization related to above/below market leases, amortization of debt premium, amortization of deferred financing costs and stock-based compensation expense, gains or losses on divestitures of real estate assets (as applicable), as well as changes in certain assets and liabilities, are the primary differences between our net income and net cash provided by operating activities for each year. We declared and paid dividends of $40.4 million during 2024 and $39.8 million during 2023.

During 2024, the $46.9 million of cash provided by operating activities was approximately $6.5 million greater than the $40.4 million of dividends paid during 2024. During 2023, the $42.9 million of net cash provided by operating activities was approximately $3.2 million greater than the $39.8 million of dividends paid during 2023.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our $425 million revolving credit agreement (which had $76.1 million of available borrowing capacity, net of outstanding borrowings as of December 31, 2024); (ii) borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our consolidated and unconsolidated LLCs/LPs; (iii) the issuance of other long-term debt, and/or; (iv) the issuance of equity. In April, 2024 we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission pursuant to which we may offer up to $100 million of securities pursuant to supplemental prospectuses which we may file from time to time.

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

On September 30, 2024, we entered into a second amendment to our credit agreement, dated as of July 2, 2021, and amended in May, 2023, among the Trust as borrower, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent ("Credit Agreement"). Among other things, the second amendment provided for the following: (i) extended the maturity date to September 30, 2028 (from July, 2025 previously), and; (ii) increased the aggregate borrowing capacity under the credit facility to $425 million (from $375 million previously) comprised of a $125 million non-amortizing term loan ("Term Loan"), and a $300 million revolving loan commitment which includes a $40 million sublimit for letters of credit, and a $30 million sublimit for swingline/short-term loans. Under the terms of the Credit Agreement, we may request that the revolving line of credit and/or the Term Loan be increased by up to an additional aggregate amount of $50 million, and we have the option to extend the maturity date for up to two additional six-month periods. Borrowings under the new facility are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the new facility are secured by first priority security interests in and liens on all equity interests in most of the Trust’s wholly-owned subsidiaries.

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

The margins over Adjusted Term SOFR, Base Rate and the facility fee are based upon our total leverage ratio. At December 31, 2024, the applicable margin over the Adjusted Term SOFR rate for revolving loans was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%. At December 31, 2024, the applicable margin over the Adjusted Term SOFR rate for term loans was 1.35% and the margin over the Base Rate was .35%.

At December 31, 2024, we had $348.9 million of outstanding borrowings pursuant to the terms of our $425 million Credit Agreement and $76.1 million of available borrowing capacity. The carrying amount and fair value of borrowings outstanding pursuant to the Credit Agreement was $348.9 million at December 31, 2024. There are no compensating balance requirements. At December 31, 2023, we had $326.6 million of outstanding borrowings pursuant to the terms of our Credit Agreement in effect at that time, $3.1 million of outstanding letters of credit and $45.3 million of available borrowing capacity.

The average amount outstanding under our Credit Agreement during the years ended December 31, 2024, 2023 and 2022 was $336.9 million, $309.3 million and $277.9 million, respectively, with corresponding effective interest rates of 5.1%, 4.8% and 2.9%, respectively, including commitment fees and interest rate swaps.

In our consolidated statements of cash flows, we report cash flows pursuant to our Credit Agreement on a net basis. Aggregate borrowings under our Credit Agreement were $78.3 million, $78.4 million and $67.0 million during the years ended December 31, 2024, 2023 and 2022, respectively, and aggregate repayments were $56.0 million, $49.9 million and $40.8 million during the years ended December 31, 2024, 2023 and 2022, respectively.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts then outstanding under the Credit Agreement. We were in compliance with all of the covenants in the Credit Agreement at each of December 31, 2024 and 2023. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios at December 31, 2024 and 2023, giving effect to the covenants contained in the Credit Agreements in effect on the respective dates (dollar amounts in thousands):

	Covenant	December 31, 2024	December 31, 2023
Tangible net worth	$125,000	$172,216	$191,824
Total leverage	<= 60%	44.4%	44.5%
Secured leverage	< 30%	2.4%	4.1%
Unencumbered leverage	< 60%	45.9%	44.2%
Fixed charge coverage	> 1.50x	3.2x	3.1x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us and are not cross-collateralized, included on our consolidated balance sheet as of December 31, 2024 and 2023 (amounts in thousands):

	As of 12/31/2024			As of 12/31/2023
Facility Name	Interest Rate	Maturity Date	Outstanding Balance (in thousands)(a.)	Outstanding Balance (in thousands)
Summerlin Hospital Medical Office Building III fixed rate mortgage loan (b.)	4.03%	April, 2024	$-	$12,301
Tuscan Professional Building fixed rate mortgage loan (c.)	5.56%	June, 2025	363	1,060
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	3.95%	January, 2030	7,646	7,930
Rosenberg Children's Medical Plaza fixed rate mortgage loan	4.42%	September, 2033	11,503	11,771
Total, excluding net debt premium and net financing fees			19,512	33,062
Less net financing fees			(163)	(199)
Total mortgage notes payable, non-recourse to us, net			$19,349	$32,863

(a.)
All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)
This fixed rate mortgage loan was fully repaid on April 10, 2024, utilizing borrowings under our Credit Agreement.
(c.)
This loan is scheduled to mature within the next twelve months, at which time we will either refinance pursuant to a new mortgage loan or repay the mortgage balance in full utilizing borrowings under our Credit Agreement.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of December 31, 2024 had a combined carrying value of approximately $19.5 million and a combined fair value of approximately $17.7 million. At December 31, 2023, the mortgages outstanding had a combined carrying value of approximately $33.1 million and a combined fair value of approximately $31.2 million.

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

Contractual Obligations and Off Balance Sheet Arrangements

As of December 31, 2024, we had no off balance sheet arrangements. As of December 31, 2023, we were party to an off balance sheet arrangement consisting of a $3.1 million standby letter of credit related to Grayson Properties II.

The following table summarizes the schedule of maturities of our outstanding borrowing under our revolving credit facility (“Credit Agreement”), the outstanding mortgages applicable to our properties recorded on a consolidated basis and our other contractual obligations as of December 31, 2024 (amounts in thousands):

	Payments Due by Period (dollars in thousands)
Debt and Contractual Obligation	Total	Less than 1 Year	2-3 years	4-5 years	After 5 years
Long-term non-recourse debt-fixed (a) (b)	$19,512	$939	$1,227	$1,333	$16,013
Long-term debt-variable (c)	348,900	—	—	348,900	—
Estimated future interest payments on debt outstanding as of December 31, 2024 (d)	80,720	20,894	41,700	16,595	1,531
Operating leases (e)	38,842	704	1,408	1,408	35,322
Construction commitments (f)	8,661	8,661	—	—	—
Total contractual obligations	$496,635	$31,198	$44,335	$368,236	$52,866

(a)
The mortgages are secured by the real property of the buildings as well as property leases and rents. Property-specific debt is detailed above.
(b)
Consists of non-recourse debt with an aggregate fair value of approximately $17.7 million as of December 31, 2024. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow. Excludes $15.0 million of combined third-party debt outstanding as of December 31, 2024, that is non-recourse to us, at the unconsolidated LLCs in which we hold various non-controlling ownership interests (see Note 8 to the consolidated financial statements).
(c)
Consists of $348.9 million of borrowings outstanding as of December 31, 2024 under the terms of our $425 million Credit Agreement which matures on September 30, 2028. The amount outstanding approximates fair value as of December 31, 2024.
(d)
Assumes that all debt outstanding as of December 31, 2024, including borrowings under the Credit Agreement, and the loans which are non-recourse to us, remain outstanding until the stated maturity date of the debt agreements at the same interest rates which were in effect as of December 31, 2024. We have the right to repay borrowings under the Credit Agreement at any time during the term of the agreement, without penalty. Interest payments are expected to be paid utilizing cash flows from operating activities or borrowings under our revolving Credit Agreement.
(e)
Reflects our future minimum operating lease payment obligations outstanding as of December 31, 2024, as discussed in Note 4 to the consolidated financial statements -Lease Accounting, in connection with ground leases at fourteen of our consolidated properties.
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

In March, 2020, we entered into an interest rate swap agreement on a total notional amount of $55 million with a fixed interest rate of 0.505% that we designated as a cash flow hedge. The interest rate swap became effective on March 25, 2020 and is scheduled to mature on March 25, 2027. On May 15, 2023, this interest rate swap agreement was modified to replace the benchmark rate from

LIBOR to term SOFR. If one-month term SOFR is above 0.505%, the counterparty pays us, and if one-month term SOFR is less than 0.505%, we pay the counterparty, the difference between the fixed rate of 0.505% and one-month term SOFR.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At December 31, 2024, the fair value of our interest rate swaps was a net asset of $6.4 million which is included in deferred charges and other assets on the accompanying consolidated balance sheet. During the twelve months of 2024, we received approximately $5.7 million from the counterparties (approximately $2.5 million of which relates to the two swaps that expired on September 16, 2024), adjusted for the previous quarter's accrual, pursuant to the terms of the swaps. During the twelve months of 2023, we received approximately $5.8 million from the counterparties (approximately $3.3 million of which relates to the two swaps that expired on September 16, 2024), adjusted for the previous quarter's accrual, pursuant to the terms of the swaps. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity. Amounts are reclassified from AOCI to the income statement in the period or periods the hedged transaction affects earnings. We do not expect any gains or losses on our interest rate swaps to be reclassified to earnings in the next twelve months.

The sensitivity analysis related to our fixed and variable rate debt assumes current market rates with all other variables held constant. As of December 31, 2024, the fair value and carrying-value of our debt is approximately $366.6 million and $368.4 million, respectively. As of that date, the carrying value exceeds the fair value by approximately $1.8 million.

The table below presents information about our financial instruments that are sensitive to changes in interest rates. The interest rate swaps include the $55 million swap agreement entered into in March, 2020 and the $25 million swap agreement entered into in December, 2023 and the $85 million swap agreement entered into in October, 2024. For debt obligations, the amounts of which are as of December 31, 2024, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2025	2026	2027	2028	2029	Thereafter	Total
Long-term debt:
Fixed rate:
Debt (a)	$939	$601	$626	$653	$680	$16,013	$19,512
Average interest rates	4.3%	4.2%	4.2%	4.3%	4.3%	4.4%	4.3%
Variable rate:
Debt (b)	$—	$—	$—	$348,900	$—	$—	$348,900
Average interest rates	—	—	—	6.6%	—	—	6.6%
Interest rate swaps:
Notional amount (c)	$—	$—	$80,000	$85,000	$—	$—	$165,000
Interest rates	—	—	1.581%	3.273%	—	—	2.453%

(a)
Consists of non-recourse mortgage notes payable.
(b)
Consists of outstanding borrowings under the terms of our $425 million revolving credit agreement.
(c)
Includes: (i) a $55 million interest rate swap with a fixed interest rate of 0.5050% that is scheduled to mature in March, 2027; (ii) a $25 million interest rate swap with a fixed interest rate of 3.9495% that is scheduled to mature in December, 2027, and; (iii) a $85 million interest rate swap with a fixed interest rate of 3.2725% that is scheduled to mature in September, 2028.

As calculated based upon our variable rate debt outstanding as of December 31, 2024 that is subject to interest rate fluctuations, and giving effect to the above-mentioned interest rate swap, each 1% change in interest rates would impact our net income by approximately $1.8 million.

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

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2024, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities and Exchange Act of 1934 and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013), issued by the COSO. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees

Universal Health Realty Income Trust:

Opinion on Internal Control Over Financial Reporting

We have audited Universal Health Realty Income Trust and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 26, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 26, 2025

ITEM 9B. Other Information

None of the Trust’s Board of Trustees or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Trust’s quarter ended December 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

There is hereby incorporated by reference the information to appear under the captions “Proposal No. 1” (Election of Trustees), “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024. See also “Executive Officers of the Registrant” appearing in Item 1 hereof.

ITEM 11. Executive Compensation

There is hereby incorporated by reference information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

There is hereby incorporated by reference the information to appear under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024.

ITEM 14. Principal Accounting Fees and Services

There is hereby incorporated herein by reference the information to appear under the caption “Relationship with Independent Registered Public Accounting Firm” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024.

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

10.5	Dividend Reinvestment and Share Purchase Plan included in the Trust’s Registration Statement on Form S-3 (Registration No. 333-81763) filed on June 28, 1999, is incorporated herein by reference.

10.6

Asset Exchange and Substitution Agreement, dated as of April 24, 2006, by and among the Trust and Universal Health Services, Inc. and certain of its subsidiaries, previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K dated April 25, 2006, is incorporated herein by reference.

10.7

Amendment No. 1 to the Master Lease Document, between certain subsidiaries of Universal Health Services, Inc. and the Trust, previously filed as Exhibit 10.2 to the Trust’s Current Report on Form 8-K dated April 25, 2006, is incorporated herein by reference.

10.8*

Amendment and Restatement of the Universal Health Realty Income Trust 2007 Restricted Stock Plan, previously filed as Exhibit 4.1 to the Trust’s Registration Statement on Form S-8 (File No. 333-211903), is incorporated herein by reference.

10.9*	Form of Restricted Stock Agreement, previously filed as Exhibit 10.2 to the Trust’s Current Report on Form 8-K dated April 27, 2007, is incorporated herein by reference.

No.	Description

10.10*

The Universal Health Realty Income Trust Amended and Restated 2007 Restricted Stock Plan, as amended, previously filed as Annex A to the Company’s Proxy Statement filed on April 21, 2020, is incorporated herein by reference.

10.11

Agreement dated November 25, 2024, to renew Amended and Restated Advisory Agreement dated as of December 24, 1986, effective January 1, 2025, between Universal Health Realty Income Trust and UHS of Delaware, Inc. is filed herewith.

10.12

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

10.13

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

10.14

First amendment to lease by and between Universal Health Realty Income Trust, a Maryland real estate investment trust and Temple Behavioral Healthcare Hospital, Inc., a Texas corporation, previously filed as Exhibit 10.1 to the Trust's Quarterly Report on Form 10-Q filed on May 6, 2022, is incorporated herein by reference.

10.15

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

10.16

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
10.19

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

10.21

The Universal Health Realty Income Trust Amended and Restated 2007 Restricted Stock Plan, as amended, previously filed as Annex A to the Trust's Proxy Statement filed on April 23, 2024, is incorporated herein by reference.

10.22

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

19	Insider Trading Policy

21	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification from the Trust’s Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification from the Trust’s Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification from the Trust’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification from the Trust’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Universal Health Realty Income Trust Clawback Policy.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

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

February 26, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alan B. Miller Alan B. Miller	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 26, 2025

/s/ Gayle L. Capozzalo Gayle L. Capozzalo	Trustee	February 26, 2025

/S/ Michael Allan Domb Michael Allan Domb	Trustee	February 26, 2025

/s/ Rebecca A. Guzman	Trustee	February 26, 2025
Rebecca A. Guzman

/S/ Robert F. McCadden Robert F. McCadden	Trustee	February 26, 2025

/S/ Marc D. Miller Marc D. Miller	Trustee	February 26, 2025

/S/ James P. Morey James P. Morey	Trustee	February 26, 2025

/S/ Charles F. Boyle Charles F. Boyle	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees

Universal Health Realty Income Trust:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Health Realty Income Trust and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the carrying value of net real estate investments

As discussed in Note 1 to the consolidated financial statements, the Company evaluates net real estate investments for recoverability whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. When such impairment indicators exist, the Company makes certain estimates of future undiscounted net cash flows, excluding interest charges, to perform the recoverability evaluation. The net real estate investments balance as of December 31, 2024 was $425.9 million.

We identified the assessment of the carrying value of net real estate investments at certain real estate properties as a critical audit matter. There was a high degree of subjective and complex auditor judgment in evaluating the relevant events or changes in circumstances that may indicate the carrying value of certain real estate properties may not be recoverable. Additionally, the Company’s evaluation was sensitive to a change in the assumptions for future occupancy, rental rates, capital requirements, and expected hold periods used to estimate the expected cash flows.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s asset impairment process, including controls over the identification and evaluation of events or changes in circumstances that may indicate the carrying amount of net real estate investments may not be recoverable. We examined the Company’s impairment indicator assessment, which included an evaluation to identify potential impairment indicators in certain of the Company’s net real estate investments. We performed an independent assessment of changes in property operating metrics and general market conditions related to individual net real estate investments and compared the results of that assessment to the Company’s analysis. We read board of trustees meeting minutes and inquired with certain members of operating management to identify any significant adverse changes in the extent or manner in which net real estate investments are being used and their physical condition, legal factors and current strategies.

For properties that had impairment indicators requiring further analysis, the following are the primary procedures we performed. We tested certain internal controls over the Company’s process for evaluating recoverability, including controls related to the determination of future occupancy, rental rates, and capital requirements assumptions. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s estimates of future occupancy, rental rates, capital requirements, and expected hold periods by comparing these assumptions against a range that was independently developed using publicly available market data for comparable assets.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Philadelphia, Pennsylvania

February 26, 2025

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands)

	December 31,	December 31,
	2024	2023
Assets:
Real Estate Investments:
Buildings and improvements and construction in progress	$655,996	$649,374
Accumulated depreciation	(286,932)	(262,449)
	369,064	386,925
Land	56,870	56,870
Net Real Estate Investments	425,934	443,795
Financing receivable from UHS	82,798	83,279
Net Real Estate Investments and Financing receivable	508,732	527,074
Investments in and advances to limited liability companies ("LLCs")	13,948	9,102
Other Assets:
Cash and cash equivalents	7,097	8,212
Lease and other receivables from UHS	7,131	6,180
Lease receivable - other	7,975	8,166
Intangible assets (net of accumulated amortization of $11.3 million and $12.5 million, respectively)	7,325	9,110
Right-of-use land assets, net	10,918	10,946
Deferred charges, notes receivable and other assets, net	17,736	17,579
Total Assets	$580,862	$596,369
Liabilities:
Line of credit borrowings	$348,900	$326,600
Mortgage notes payable, non-recourse to us, net	19,349	32,863
Accrued interest	694	490
Accrued expenses and other liabilities	10,444	13,500
Ground lease liabilities, net	10,918	10,946
Tenant reserves, deposits and deferred and prepaid rents	11,016	11,036
Total Liabilities	401,321	395,435
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2024 - 13,850,608; 2023 - 13,823,899	138	138
Capital in excess of par value	271,092	270,398
Cumulative net income and other	845,295	826,061
Cumulative dividends	(943,396)	(902,975)
Accumulated other comprehensive income	6,412	7,312
Total Equity	179,541	200,934
Total Liabilities and Equity	$580,862	$596,369

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

	Year ended December 31,
	2024	2023	2022
Revenues:
Lease revenue - UHS facilities (a.)	$33,627	$32,623	$29,954
Lease revenue- Non-related parties	57,660	54,993	52,004
Other revenue - UHS facilities	902	946	948
Other revenue - Non-related parties	1,390	1,555	2,245
Interest income on financing leases - UHS facilities	5,432	5,458	5,474
	99,011	95,575	90,625
Expenses:
Depreciation and amortization	27,421	27,733	26,557
Advisory fees to UHS	5,481	5,323	5,097
Other operating expenses	29,313	31,170	28,305
	62,215	64,226	59,959
Income before equity in income of unconsolidated limited liability companies ("LLCs"), loss on divestiture and interest expense	36,796	31,349	30,666
Equity in income of unconsolidated LLCs	1,279	1,207	1,191
Loss on divestiture of real estate assets	—	(232)	—
Interest expense, net	(18,841)	(16,924)	(10,755)
Net income	$19,234	$15,400	$21,102
Basic earnings per share	$1.39	$1.12	$1.53
Diluted earnings per share	$1.39	$1.11	$1.53
Weighted average number of shares outstanding - Basic	13,802	13,786	13,771
Weighted average number of share equivalents	37	28	24
Weighted average number of shares and equivalents outstanding - Diluted	13,839	13,814	13,795

(a.) Includes bonus rental on McAllen Medical Center, a UHS acute care hospital facility, of $3,107, $2,953 and $2,801 for the years ended December 31, 2024, 2023 and 2022, respectively.

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollar amounts in thousands)

	Year ended December 31,
	2024	2023	2022
Net Income	$19,234	$15,400	$21,102
Other comprehensive income/(loss):
Unrealized derivative (loss)/gain on cash flow hedges	(900)	(4,699)	10,898
Total other comprehensive (loss)/income:	(900)	(4,699)	10,898
Total comprehensive income	$18,334	$10,701	$32,000

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(dollar and share amounts in thousands)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity
January 1, 2022	13,785	$138	$268,515	$789,559	$(823,998)	$1,113	$235,327
Shares of Beneficial Interest:
Issued	18	—	177	—	—	—	177
Repurchased	—	—	—	—	—	—	—
Restricted stock-based compensation expense	—	—	780	—	—	—	780
Dividends ($2.84/share)	—	—	—	—	(39,183)	—	(39,183)
Comprehensive income:
Net income	—	—	—	21,102	—	—	21,102
Unrealized net gain on cash flow hedges	—	—	—	—	—	10,898	10,898
Subtotal - comprehensive income				21,102		10,898	32,000

January 1, 2023	13,803	$138	$269,472	$810,661	$(863,181)	$12,011	$229,101
Shares of Beneficial Interest:
Issued	21	—	146	—	—	—	146
Repurchased	—	—	—	—	—	—	—
Restricted stock-based compensation expense	—	—	780	—	—	—	780
Dividends ($2.88/share)	—	—	—	—	(39,794)	—	(39,794)
Comprehensive income:
Net income	—	—	—	15,400	—	—	15,400
Unrealized net loss on cash flow hedges	—	—	—	—	—	(4,699)	(4,699)
Subtotal - comprehensive income				15,400		(4,699)	10,701

January 1, 2024	13,824	$138	$270,398	$826,061	$(902,975)	$7,312	$200,934
Shares of Beneficial Interest:
Issued	27	—	(131)	—	—	—	(131)
Repurchased	—	—	(28)	—	—	—	(28)
Restricted stock-based compensation expense	—	—	853	—	—	—	853
Dividends ($2.92/share)	—	—	—	—	(40,421)	—	(40,421)
Comprehensive income:
Net income	—	—	—	19,234	—	—	19,234
Unrealized net loss on cash flow hedges	—	—	—	—	—	(900)	(900)
Subtotal - comprehensive income				19,234		(900)	18,334
December 31, 2024	13,851	$138	$271,092	$845,295	$(943,396)	$6,412	$179,541

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$19,234	$15,400	$21,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,421	27,733	26,557
Amortization related to above/below market leases, net	(176)	(143)	(143)
Amortization of debt premium	—	(40)	(50)
Amortization of deferred financing costs	765	729	714
Stock-based compensation expense	853	780	780
Loss on divestiture of real estate assets	—	232	—

Changes in assets and liabilities:
Lease receivables	(760)	(513)	(2,083)
Accrued expenses and other liabilities	(309)	(316)	1,105
Tenant reserves, deposits and deferred and prepaid rents	(20)	(516)	(79)
Accrued interest	204	117	27
Leasing costs paid	(1,268)	(1,768)	(1,927)
Other, net	967	1,244	802
Net cash provided by operating activities	46,911	42,939	46,805
Cash flows from investing activities:
Investments in LLCs	(5,892)	(4,058)	(94)
Cash distributions from LLCs	1,088	757	875
Advance received from LLC, net	—	3,500	—
Additions to real estate investments, net	(9,072)	(15,583)	(22,485)
Cash paid for acquisition of properties	—	(7,620)	(13,620)
Net cash paid as part of asset exchange transaction	—	—	(1,346)
Cash proceeds received from divestiture of properties, net	—	3,894	—
Net cash used in investing activities	(13,876)	(19,110)	(36,670)
Cash flows from financing activities:
Net borrowings on line of credit	22,300	28,500	26,200
Repayments of mortgage notes payable	(13,550)	(11,891)	(12,199)
Financing costs paid	(2,375)	(222)	(26)
Dividends paid	(40,394)	(39,765)	(39,177)
Issuance of shares of beneficial interest, net	(131)	147	177
Net cash used in financing activities	(34,150)	(23,231)	(25,025)
(Decrease)/increase in cash and cash equivalents	(1,115)	598	(14,890)
Cash and cash equivalents, beginning of year	8,212	7,614	22,504
Cash and cash equivalents, end of year	$7,097	$8,212	$7,614
Supplemental disclosures of cash flow information:
Interest paid	$17,908	$16,266	$10,386
Invoices accrued for construction and improvements	$522	$2,947	$1,664

See accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Universal Health Realty Income Trust and subsidiaries (the “Trust”) is organized as a Maryland real estate investment trust. We invest in healthcare and human-service related facilities currently including acute care hospitals, behavioral health care hospitals, specialty facilities, free-standing emergency departments, childcare centers and medical/office buildings. As of February 26, 2025, we have seventy-six real estate investments located in twenty-one states consisting of:

•
six hospital facilities consisting of three acute care hospitals and three behavioral health care hospitals;
•
four free-standing emergency departments (“FEDs”);
•
sixty medical/office buildings (“MOBs”), including four owned by unconsolidated limited liability companies (“LLCs”)/limited liability partnerships (“LPs”);
•
four preschool and childcare centers;
•
one specialty facility located in Evansville, Indiana, that is currently vacant, and;
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

Our future results of operations could be unfavorably impacted by government regulations and deterioration in general economic and business conditions which could result in increases in the number of people unemployed and/or uninsured. Should that occur, it may result in decreased occupancy rates at our MOBs as well as a reduction in the revenues earned by the operators of our hospital facilities which would unfavorably impact our future bonus rental revenue (on one Universal Health Services, Inc. hospital facility) and may potentially have a negative impact on the future lease renewal terms and the underlying value of the hospital properties. Management is unable to predict the effect, if any, that these factors may have on the operating results of our lessees or on their ability to meet their obligations under the terms of their leases with us. Management’s estimate of future cash flows from our leased properties could be materially affected in the near term, if certain of the leases are not renewed or renewed with less favorable terms at the end of their lease terms.

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

At December 31, 2024, our net intangible assets total $7.3 million (net of $11.3 million accumulated amortization) and primarily consist of the value of in-place leases. At December 31, 2024, our net intangible value of in-place leases total $6.1 million (net of $9.8 million of accumulated amortization) and will be amortized over the remaining lease terms (aggregate weighted average of 4.6 years at December 31, 2024) and are expected to result in estimated aggregate amortization expense of, $1.5 million, $1.3 million, $1.0 million, $568,000 and $1.8 million for 2025, 2026, 2027, 2028 and 2029 and thereafter, respectively. Amortization expense on intangible values of in place leases was $1.6 million for the year ended December 31, 2024, $1.9 million for the year ended December 31, 2023 and $2.1 million for the year ended December 31, 2022. The remaining amount of our net intangible assets primarily consists of above-market leases. At December 31, 2024, our net intangible value of above-market leases total $991,000 (net of $1.4 million of accumulated amortization) and will be amortized over the remaining lease terms (aggregate weighted average of approximately 4.6 years at December 31, 2024) and are expected to result in estimated aggregate amortization offset to rental revenue of approximately $215,000 in 2025, $209,000 in 2026, $197,000 in 2027, $137,000 in 2028 and $233,000 in 2029 and thereafter. Amortization offset to rental revenue on intangible values of above-market leases was $215,000, $246,000 and $247,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and capital improvements. The estimated original useful lives of our buildings range from 25-45 years and the estimated original useful lives of capital improvements ranges from 3-35 years. On a consolidated basis, depreciation expense was $24.5 million for the year ended December 31, 2024, $24.6 million for the year ended December 31, 2023 and $23.3 million for the year ended December 31, 2022.

Financing Assets

As discussed in Note 2 – Relationship with UHS and Related Party Transactions, on December 31, 2021 we entered into an asset purchase and sale agreement, as amended, with UHS and certain of its affiliates. Pursuant to the agreement, UHS purchased from us the real estate assets of the Inland Valley Campus of Southwest Healthcare System (“Inland Valley”) and transferred to us the real estate assets of Aiken Regional Medical Center (“Aiken”) and Canyon Creek Behavioral Health (“Canyon Creek”). In connection with this transaction, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases (with us as lessor), as amended, for initial lease terms of approximately twelve years, ending on December 31, 2033. As a result of UHS' purchase option within the lease agreements of Aiken and Canyon Creek, the transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and the properties acquired by us in connection with the asset purchase and sale agreement with UHS, as amended, were accounted for as financing arrangements and our consolidated balance sheets as of December 31, 2024 and December 31, 2023 include financing receivables related to this transaction of $82.8 million and $83.3 million, respectively. As of December 31, 2024, there are no indicators of impairment and the financing receivable will be assessed for recoverability in accordance with our asset impairment policy.

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

At December 31, 2024, we have non-controlling equity investments or commitments in four jointly-owned LLCs/LPs which own MOBs. As of December 31, 2024 we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities which we are the primary beneficiary nor do we have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash funding is typically advanced as equity or member loans. These entities maintain property insurance on the properties.

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

The aggregate gross cost basis and net book value of the properties for federal income tax purposes are approximately $726 million (unaudited) and $421 million (unaudited), respectively, at December 31, 2024. The aggregate cost basis and net book value of the properties for federal income tax purposes were approximately $710 million (unaudited) and $422 million (unaudited), respectively, at December 31, 2023.

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

Concentration of Revenues

The rental revenue earned pursuant to the lease on McAllen Medical Center, which is leased to a related party (see Note 2), generated approximately 9% during each of 2024, 2023 and 2022, of our consolidated revenues.

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

Segment Reporting

In November, 2023, the FASB issued ASU 2023-07, Segment Reporting, Topic 280, "Improvements to Reportable Segment Disclosures ("ASU 2023-07") which was issued to improve the disclosures about a public entity's reportable segments and address requests from investors for additional, more detailed information about a reportable segment's expenses. The ASU requires existing annual segment disclosures to also be disclosed on an interim basis and also requires disclosures around significant segment expenses and disclosures to identify the title and position of the chief operating decision maker ("CODM"). The standard is effective for the fiscal year ended December 31, 2024 and interim periods thereafter. The adoption of this standard did not have a material impact on our consolidated financial statements. See Note 9 to the consolidated financial statements-Segment Reporting for further disclosure around our segment reporting.

Reference Rate Reform

In March 2020, the FASB issued an accounting standard classified under FASB ASC Topic 848, “Reference Rate Reform.” The amendments in this update contain practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASC 848 is optional and may be elected over time as reference rate reform activities occur. Beginning in the first quarter of 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We will continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 had no impact on our consolidated financial statements for the year ended December 31, 2024.

(2) RELATIONSHIP WITH UHS AND RELATED PARTY TRANSACTIONS

Leases: We commenced operations in 1986 by purchasing certain properties from subsidiaries of UHS and immediately leasing the properties back to the respective subsidiaries. The base rentals and lease and renewal terms for each of the hospitals leased to subsidiaries of UHS as of January 1, 2025, are provided below. The base rents are paid monthly. The lease on McAllen Medical Center also provides for bonus rent which is paid quarterly based upon a computation that compares the hospital’s current quarter revenue to a corresponding quarter in the base year. The hospital leases with subsidiaries of UHS, with the exception of the lease on Clive Behavioral Health (which is operated by UHS in a joint venture with an unrelated third party), are unconditionally guaranteed by UHS and are cross-defaulted with one another. The lease for Clive Behavioral Health is guaranteed on a several basis by UHS (52%) and Catholic Health Initiatives-Iowa (48%).

The combined revenues generated from the leases on the three acute care and three behavioral health care hospital facilities leased to subsidiaries of UHS at December 31, 2024, 2023 and 2022, accounted for approximately 24%, 25% and 26% of our consolidated revenues for the years ended December 31, 2024, 2023 and 2022, respectively. In addition to the six UHS hospital facilities, we have twenty properties consisting of medical/office buildings and FEDs that are either wholly or jointly-owned by us that include tenants that are subsidiaries of UHS. The aggregate revenues generated from UHS-related tenants comprised approximately 38% of our consolidated revenue for the five years ended December 31, 2024 (approximately 40%, 41% and 40% for the years ended December 31, 2024, 2023 and 2022, respectively).

In December, 2021, we entered into an asset purchase and sale agreement, as amended, with UHS and certain of its affiliates. Pursuant to the terms of the transaction, in addition to $4.1 million in cash paid by us to UHS, a wholly-owned subsidiary of UHS purchased from us, the real estate assets of an acute care hospital located in California (at its fair market value) and two wholly-owned subsidiaries of UHS transferred to us (at their fair market values), the real estate assets of Aiken Regional Medical Center (“Aiken”), located in Aiken, South Carolina (which includes an acute care hospital and a behavioral health pavilion), and Canyon Creek Behavioral Health (“Canyon Creek”), located in Temple, Texas. As a result of UHS’ purchase option within the lease agreements of Aiken and Canyon Creek, the transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and the properties acquired by us in connection with the asset purchase and sale agreement with UHS were accounted for as financing arrangements. Pursuant to the leases, the aggregate annual rental rate on the acquired properties, which is payable to us on a monthly basis, was $5.9 million during 2024, $5.8 million during 2023 and $5.7 million during 2022. The portion of the lease payments that is included in our consolidated statements of income, and reflected as interest income on financing leases, was approximately $5.4 million for the year ended December 31, 2024 and $5.5 million for each of the years ended December 31, 2023 and 2022. Our consolidated balance sheets as of December 31, 2024 and 2023 include financing receivables related to this transaction of $82.8 million and $83.3 million, respectively.

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

In addition, a wholly-owned subsidiary of UHS is the managing, majority member in a joint-venture with an unrelated third-party that operates, and leases from us, Clive Behavioral Health, a 100-bed behavioral health care facility located in Clive, Iowa. Pursuant to the lease on this facility, the joint venture has the option to, among other things, renew the lease at the terms specified in the lease agreement by providing notice to us at least 270 days prior to the termination of the then current term. The joint venture also has the right to purchase the leased facility from us at its appraised fair market value upon either of the following: (i) by providing notice at least 270 days prior to the end of the lease terms or any renewal terms, or; (ii) upon 30 days’ notice anytime within 12 months of a change of control of the Trust (UHS also has this right should the joint venture decline to exercise its purchase right). Additionally, the joint venture has rights of first offer to purchase the facility prior to any third-party sale.

The table below details the existing lease terms and renewal options for each of the hospital leases that are related to UHS as of January 1, 2025, consisting of three acute care hospitals and three behavioral health hospitals:

Hospital Name	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	$5,485,000	December, 2026	5 (a)
Wellington Regional Medical Center	$6,805,000	December, 2026	5 (b)
Aiken Regional Medical Center/Aurora Pavilion Behavioral Health Services	$4,164,000	December, 2033	35 (c)
Canyon Creek Behavioral Health	$1,882,000	December, 2033	35 (c)
Clive Behavioral Health	$2,851,000	December, 2040	50 (d)

(a)
UHS has one 5-year renewal option at existing lease rates (through 2031).
(b)
UHS has one 5-year renewal option at fair market value lease rates (through 2031). The annual rental will increase by 2.5% on an annual compounded basis on each January 1st through 2026.
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

In October, 2024, two wholly-owned subsidiaries of UHS each exercised their 5-year renewal options on two FEDs located in Weslaco and Mission, Texas, covering the period of February 1, 2025 through January 31, 2030. The aggregate annual lease rates on the renewed leases, which are scheduled to increased 2% per year, for the period of February 1, 2025 through January 31, 2026 is approximately $1.1 million. The wholly-owned subsidiaries of UHS have five, 5-year renewal options remaining on each of these FEDs, with the first three renewal options (covering the years 2030 through 2044) providing for 2% annual increases to the lease rates, and the remaining two, 5-year renewal options (covering the years 2045 through 2054) providing for lease rates at the then fair market value. These leases are cross-defaulted with one another and the wholly-owned subsidiaries of UHS have the option to purchase the leased properties upon the expiration of each five-year extended term at the fair market value at that time.

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

During the first quarter of 2023, construction was substantially completed on Sierra Medical Plaza I, a multi-tenant MOB located in Reno, Nevada, consisting of approximately 86,000 rentable square feet. This MOB is located on the campus of the Northern Nevada Sierra Medical Center, a newly constructed acute care hospital that is owned and operated by a wholly-owned subsidiary of UHS, which was completed and opened during April of 2022. The cost of the MOB is estimated to be approximately $35 million, approximately $30 million of which was incurred as of December 31, 2024. In connection with this MOB, we entered into a ground lease and master flex-lease agreement with a wholly-owned subsidiary of UHS both of which commenced during March, 2023. The master flex lease agreement has a ten-year term scheduled to expire on March 31, 2033. The MOB is 68% leased including the ten-year master flex lease for 34% of the rentable square feet. The master flex-lease agreement is subject to a reduction based upon the execution of third-party leases. The ground lease has a 75-year term scheduled to expire on March 2, 2098.

We are the lessee on thirteen ground leases with subsidiaries of UHS (for consolidated and unconsolidated investments), including one that commenced in March, 2023. The remaining lease terms on the ground leases with subsidiaries of UHS range from approximately 25 years to approximately 74 years. The annual aggregate lease payments on these properties were approximately $571,000 for the year ended 2024 and expected to be $571,000 for each of the years ended 2025 through 2028, and an aggregate of $31.3 million thereafter. See Note 4 to the consolidated financial statements-Lease Accounting for further disclosure around our lease accounting.

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of December 31, 2024 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock or restricted stock units. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time compensation awards in the form of restricted stock, and/or cash bonuses.

Advisory Agreement: UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an advisory agreement dated December 24, 1986, and as amended and restated as of January 1, 2019 (the “Advisory Agreement”). Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory. The Advisory Agreement was renewed for 2025 with the same terms as the Advisory Agreement in place during 2024, 2023 and 2022.

Our advisory fee for 2024, 2023 and 2022 was computed at 0.70% of our average invested real estate assets, as derived from our consolidated balance sheet. Based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the advisory fee computation remained unchanged for 2024, as compared to 2023 and 2022. The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, lease receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Advisory fees incurred and paid (or payable) to UHS amounted to $5.5 million during 2024, $5.3 million during 2023 and $5.1 million during 2022, and were based upon average invested real estate assets of $783 million, $757 million and $728 million during 2024, 2023 and 2022, respectively.

Share Ownership: As of December 31, 2024 and 2023, UHS owned 5.7% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the Securities and Exchange Commission (“SEC”) and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from UHS-related tenants comprised approximately 38% of our consolidated revenue for the five years ended December 31, 2024 (approximately 40%, 41% and 40% for the years ended December 31, 2024, 2023 and 2022, respectively), and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) PURCHASE AND SALE TRANSACTION, ACQUISITIONS, DIVESTITURES AND NEW CONSTRUCTION

2024:

Acquisitions:

There were no acquisitions during 2024.

Divestitures:

There were no divestitures during 2024.

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

Divestitures:

There were no divestitures during 2022.

(4) LEASE ACCOUNTING

As Lessor:

We lease most of our operating properties to customers under agreements that are typically classified as operating leases (two of our leases are accounted for as financing arrangements effective on December 31, 2021). We recognize the total minimum lease payments provided for under the operating leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from our customers. We record amounts reimbursed by customers in the period that the applicable expenses are incurred, which is generally ratably throughout the term of the lease. We have elected the package of practical expedients that allows lessors to not separate lease and non-lease components by class of underlying asset. This practical expedient allowed us to not separate expenses reimbursed by our customers (“tenant reimbursements”) from the associated rental revenue if certain criteria were met. We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated tenant reimbursements are the same, and for the leases that qualify as operating leases, we accounted for and presented rental revenue and tenant reimbursements as a single component under Lease revenue in our consolidated statements of income for the twelve months ended December 31, 2024, 2023 and 2022.

The components of the “Lease revenue – UHS facilities” and “Lease revenue – Non-related parties” captions for the years ended 2024, 2023 and 2022 are disaggregated below (in thousands). Base rents are primarily stated rent amounts provided for under the leases that are recognized on a straight-line basis over the term of the lease. Bonus rents and tenant reimbursements represent amounts where tenants are contractually obligated to pay an amount that is variable in nature.

	Year Ended December 31,
	2024	2023	2022
UHS Facilities:
Base rents	$27,320	$26,173	$24,485
Bonus rents (a.)	3,107	2,953	2,801
Tenant reimbursements	3,200	3,497	2,668
Lease Revenue - UHS facilities	$33,627	$32,623	$29,954

Non-related parties:
Base rents	$44,332	$42,159	$40,533
Tenant reimbursements	13,328	12,834	11,471
Lease Revenue - Non-related parties	$57,660	$54,993	$52,004

(a.) Consists of bonus rental earned in connection with McAllen Medical Center, a UHS acute care hospital facility.

Disclosures Related to Certain Hospital Facilities:

Vacant Land/Specialty Facilities:

Chicago, Illinois - Land:

The lease on this facility expired on December 31, 2021 and demolition of the former hospital was completed during 2023. Demolition costs, which were included in other operating expenses in our consolidated statements of income, amounted to approximately $1.5 million in the aggregate, approximately $1.1 million of which was incurred during 2023 and $332,000 of which was incurred during 2022. The operating expenses incurred by us in connection with this property were a net credit of $319,000 during 2024 (including a credit of $610,000 for a property tax reduction relating primarily to prior periods), $1.7 million during 2023 (or $529,000 excluding the demolition costs) and $1.6 million during 2022 (or approximately $1.3 million excluding demolition costs). Also, included in our net income during the year ended December 31, 2022, was $1.25 million of revenues related to a settlement and release agreement executed during the fourth quarter of 2022 in connection with this property.

Evansville, Indiana - Specialty Facility:

The lease on this specialty facility expired during 2019 and the facility has been vacant since that time. The operating expenses incurred by us in connection with this facility were approximately $345,000 during 2024, $401,000 during 2023 and $360,000 during 2022.

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

Corpus Christi, Texas - Former Specialty Facility:

In December, 2023, we sold the vacant specialty facility in Corpus Christi, Texas, for proceeds of approximately $3.9 million, net of closing costs. This divestiture generated a loss of approximately $232,000 which is included in our consolidated statements of income for the year ended December 31, 2023. The lease on this specialty facility expired during 2019 and the facility had been vacant since that time. The operating expenses incurred by us in connection with this facility were approximately $254,000 during 2023 and $302,000 during 2022.

Minimum future base rents from non-cancelable leases related to properties included in our financial statements on a consolidated basis, excluding increases resulting from changes in the consumer price index, bonus rents and the impact of straight-line rent adjustments, are as follows (amounts in thousands):

For the year ended December 31,	Amount
2025	$77,073
2026	70,249
2027	50,146
2028	41,923
2029	34,946
Thereafter	125,921
Total minimum base rents	$400,258

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

As Lessee:

We are the lessee with various third parties, including subsidiaries of UHS, in connection with ground leases for land at fifteen of our consolidated properties. Our right-of-use land assets represent our right to use the land for the lease term and our lease liabilities represent our obligation to make lease payments arising from the leases. Right-of-use assets and lease liabilities were recognized upon adoption of Topic 842 based on the present value of lease payments over the lease term. We utilized our estimated incremental borrowing rate, which was derived from information available as of January 1, 2019, or the commencement date of the ground lease, whichever is later, in determining the present value of lease payments for active leases on that date. A right-of-use asset and lease liability are not recognized for leases with an initial term of 12 months or less, as these short-term leases are accounted for similarly to previous guidance for operating leases. We do not currently have any ground leases with an initial term of 12 months or less. As of December 31, 2024, our consolidated balance sheet includes right-of-use land assets, net, of approximately $10.9 million and ground lease liabilities, net, of approximately $10.9 million. During the first quarter of 2023, the ground lease for the newly constructed and substantially completed Sierra Medical Plaza I commenced and a right-of-use asset and lease liability was recorded in connection with this lease.

During the years ended December 31, 2024 and 2023, the cash paid for amounts included in the measurement of lease liabilities related to our operating leases was approximately $692,000 and $666,000, respectively, which is included as an operating cash outflow within the consolidated statement of cash flows and included in other operating expenses within the consolidated statements of income. As of and during the year ended December 31, 2024, we did not enter into any lease agreements for our consolidated properties set to commence in the future. As mentioned above, during 2023 there was a newly leased assets for which a right-of-use asset was recorded in exchange for a new lease liability, related to the Sierra Medical Plaza I.

Supplemental balance sheet information related to leases was as follows (in thousands):

December 31,
2024

Operating Leases
Right-of-use land assets, net-operating leases	$10,918

Ground lease liabilities, net	$10,918

Weighted Average remaining lease term, years
Operating leases	55.3

Weighted Average discount rate
Operating leases	6.29%

As of December 31, 2024, we are the lessee with various third parties, including subsidiaries of UHS, in connection with ground leases for land at fifteen of our consolidated properties. Total consolidated amounts expensed relating to the applicable leases in 2024, 2023 and 2022 was approximately $692,000, $666,000 and $611,000, respectively. The following table summarizes fixed, future minimum rental payments, excluding variable costs, which are discounted by our incremental borrowing rate to calculate the lease liabilities for our operating leases in which we are the lessee. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option. Maturities of lease liabilities are as follows (amounts in thousands):

Year ended December 31:

2025	$704
2026	704
2027	704
2028	704
2029	704
Later years	35,322
Total undiscounted lease payments	$38,842
Less imputed interest	27,924
Total	$10,918

(5) DEBT AND FINANCIAL INSTRUMENTS

Credit facilities and mortgage debt:

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

On September 30, 2024, we entered into a second amendment to our credit agreement, dated as of July 2, 2021, and amended in May, 2023, among the Trust as borrower, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent ("Credit Agreement"). Among other things, the second amendment provided for the following: (i) extended the maturity date to September 30, 2028 (from July, 2025 previously), and; (ii) increased the aggregate borrowing capacity under the credit facility to $425 million (from $375 million previously) comprised of a $125 million non-amortizing term loan ("Term Loan"), and a $300 million revolving loan commitment which includes a $40 million sublimit for letters of credit, and a $30 million sublimit for swingline/short-term loans. Under the terms of the Credit Agreement, we may request that the revolving line of credit and/or the Term Loan be increased by up to an additional aggregate amount of $50 million, and we have the option to extend the maturity date for up to two additional six-month periods. Borrowings under the new facility are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the new facility are secured by first priority security interests in and liens on all equity interests in most of the Trust’s wholly-owned subsidiaries.

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

The margins over Adjusted Term SOFR, Base Rate and the facility fee are based upon our total leverage ratio. At December 31, 2024, the applicable margin over the Adjusted Term SOFR rate for revolving loans was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%. At December 31, 2024, the applicable margin over the Adjusted Term SOFR rate for term loans was 1.35% and the margin over the Base Rate was .35%.

At December 31, 2024, we had $348.9 million of outstanding borrowings pursuant to the terms of our $425 million Credit Agreement and $76.1 million of available borrowing capacity. The carrying amount and fair value of borrowings outstanding pursuant to the Credit Agreement was $348.9 million at December 31, 2024. There are no compensating balance requirements. At December 31, 2023, we had $326.6 million of outstanding borrowings pursuant to the terms of our Credit Agreement in effect at that time, $3.1 million of outstanding letters of credit and $45.3 million of available borrowing capacity.

The average amount outstanding under our Credit Agreement during the years ended December 31, 2024, 2023 and 2022 was $336.9 million, $309.3 million and $277.9 million, respectively, with corresponding effective interest rates of 5.1%, 4.8% and 2.9%, respectively, including commitment fees and interest rate swaps.

In our consolidated statements of cash flows, we report cash flows pursuant to our Credit Agreement on a net basis. Aggregate borrowings under our Credit Agreement were $78.3 million, $78.4 million and $67.0 million during the years ended December 31, 2024, 2023 and 2022, respectively, and aggregate repayments were $56.0 million, $49.9 million and $40.8 million during the years ended December 31, 2024, 2023 and 2022, respectively.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts then outstanding under the Credit Agreement. We were in compliance with all of the covenants in the Credit Agreement at each of December 31, 2024 and 2023. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios at December 31, 2024 and 2023, giving effect to the covenants contained in the Credit Agreements in effect on the respective dates (dollar amounts in thousands):

	Covenant	December 31, 2024	December 31, 2023
Tangible net worth	$125,000	$172,216	$191,824
Total leverage	<= 60%	44.4%	44.5%
Secured leverage	< 30%	2.4%	4.1%
Unencumbered leverage	< 60%	45.9%	44.2%
Fixed charge coverage	> 1.50x	3.2x	3.1x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us and are not cross-collateralized, included on our consolidated balance sheet as of December 31, 2024 and 2023 (amounts in thousands):

	As of 12/31/2024			As of 12/31/2023
Facility Name	Interest Rate	Maturity Date	Outstanding Balance (in thousands)(a.)	Outstanding Balance (in thousands)
Summerlin Hospital Medical Office Building III fixed rate mortgage loan (b.)	4.03%	April, 2024	$-	$12,301
Tuscan Professional Building fixed rate mortgage loan (c.)	5.56%	June, 2025	363	1,060
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	3.95%	January, 2030	7,646	7,930
Rosenberg Children's Medical Plaza fixed rate mortgage loan	4.42%	September, 2033	11,503	11,771
Total, excluding net debt premium and net financing fees			19,512	33,062
Less net financing fees			(163)	(199)
Total mortgage notes payable, non-recourse to us, net			$19,349	$32,863

(a.)
All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)
This fixed rate mortgage loan was fully repaid on April 10, 2024, utilizing borrowings under our Credit Agreement.
(c.)
This loan is scheduled to mature within the next twelve months, at which time we will either refinance pursuant to a new mortgage loan or repay the mortgage balance in full utilizing borrowings under our Credit Agreement.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of December 31, 2024 had a combined carrying value of approximately $19.5 million and a combined fair value of approximately $17.7 million. At December 31, 2023, the mortgages outstanding had a combined carrying value of approximately $33.1 million and a combined fair value of approximately $31.2 million.

The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosure in connection with debt instruments. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

As of December 31, 2024, our aggregate consolidated scheduled debt repayments (including mortgages) are as follows (amounts in thousands):

2025	$939
2026	601
2027	626
2028 (a.)	349,553
2029	680
Later	16,013
Total	$368,412
(a.)
Includes assumed repayment of $348.9 million of outstanding borrowings under the terms of our $425 million revolving credit agreement scheduled to mature in September, 2028.

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

In March, 2020, we entered into an interest rate swap agreement on a total notional amount of $55 million with a fixed interest rate of 0.505% that we designated as a cash flow hedge. The interest rate swap became effective on March 25, 2020 and is scheduled to mature on March 25, 2027. On May 15, 2023, this interest rate swap agreement was modified to replace the benchmark rate from LIBOR to term SOFR. If one-month term SOFR is above 0.505%, the counterparty pays us, and if one-month term SOFR is less than 0.505%, we pay the counterparty, the difference between the fixed rate of 0.505% and one-month term SOFR.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At December 31, 2024, the fair value of our interest rate swaps was a net asset of $6.4 million which is included in deferred charges and other assets on the accompanying consolidated balance sheet. During the twelve months of 2024, we received approximately $5.7 million from the counterparties (approximately $2.5 million of which relates to the two swaps that expired on September 16, 2024), adjusted for the previous quarter's accrual, pursuant to the terms of the swaps. During the twelve months of 2023, we received approximately $5.8 million from the counterparties (approximately $3.3 million of which relates to the two swaps that expired on September 16, 2024), adjusted for the previous quarter's accrual, pursuant to the terms of the swaps. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity. Amounts are reclassified from AOCI to the income statement in the period or periods the hedged transaction affects earnings. We do not expect any gains or losses on our interest rate swaps to be reclassified to earnings in the next twelve months.

(6) DIVIDENDS AND EQUITY ISSUANCE PROGRAM

Dividends:

During each of the last three years, dividends were declared and paid by us as follows:

•
2024: $2.92 per share of which $1.98 per share was ordinary income and $.94 per share was non-dividend distributions.

•
2023: $2.88 per share of which $1.73 per share was ordinary income and $1.15 per share was non-dividend distributions.
•
2022: $2.84 per share of which $2.24 per share was ordinary income and $.60 per share was non-dividend distributions.

(7) INCENTIVE PLANS

During 2007, our Board of Trustees and shareholders approved the Universal Health Realty Income Trust 2007 Restricted Stock Plan which was amended and restated in 2024, 2020 and 2016 (the “2007 Plan”). An aggregate of 275,000 shares (as amended in 2024) were authorized for issuance under this plan and a total of 182,638 shares, net of cancellations, have been issued pursuant to the terms of this plan, 142,269 of which have vested as of December 31, 2024. At December 31, 2024 there are 92,362 shares remaining for issuance under the terms of the 2007 Plan.

During 2024, there were 23,265 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees, officers and other personnel of the Trust pursuant to the 2007 Plan at a weighted average grant price of $38.24 per share (approximately $890,000 in the aggregate). These restricted shares are scheduled to vest in June of 2026, (the second anniversary date of the grant date). Pursuant to the restricted shares issued during 2024, dividends on unvested stock will be deferred and accumulated prior to the vesting of the shares and paid, in either cash and/or stock, in the aggregate on the vesting date on the shares that ultimately vest.

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

During 2022, there were 15,064 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees, officers and other personnel of the Trust pursuant to the 2007 Plan at a weighted average grant price of $52.30 per share (approximately $788,000 in the aggregate). The majority of these restricted shares vested in June of 2024, and additional shares vested in September and November, 2024 (the second anniversary date of each grant date). Pursuant to the restricted shares issued during 2022, dividends on unvested stock were deferred and accumulated prior to the vesting of the shares and paid, in cash in the aggregate upon the vesting of the shares.

We expense the grant-date fair value restricted stock awards under the straight-line method over the stated vesting period of the award. In connection with these grants, we recorded compensation expense of $853,000 in 2024 and $780,000 in each of 2023 and 2022. The remaining expense associated with these grants is approximately $820,000 and will be recorded over the remaining weighted average vesting period for outstanding restricted Shares of Beneficial Interest of approximately 1.2 years at December 31, 2024.

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

At December 31, 2024, we have non-controlling equity investments or commitments in four jointly-owned LLCs/LPs which own MOBs. As of December 31, 2024, we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities which we are the primary beneficiary nor do we have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash funding is typically advanced as equity or member loans. These entities maintain property insurance on the properties.

The following property table represents the four LLCs or LPs in which we own a non-controlling interest and were accounted for under the equity method as of December 31, 2024:

Name of LLC/LP	Ownership	Property Owned by LLC/LP
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)(b.)	74%	Mid Coast Hospital MOB
FTX MOB Phase II (c.)	95%	Forney Medical Plaza II
Grayson Properties II (d.)(e.)	95%	Texoma Medical Plaza II
(a.)
This LLC has a third-party term loan of $8.2 million, which is non-recourse to us, outstanding as of December 31, 2024.
(b.)
We are the lessee with a third party on a ground lease for land.
(c.)
During the first quarter of 2023, the LP repaid $175,000 of the member loan and the remaining $3.3 million member loan balance was converted to an equity investment in the LP.
(d.)
This LP constructed, owns and operates the Texoma Medical Plaza II which is located in Denison, Texas, on the campus of a hospital owned and operated by a wholly-owned subsidiary of UHS. We have committed to invest up to $10.1 million in equity and debt financing, of which $7.4 million, net, has been funded as of December 31, 2024. This LP entered into a third-party construction loan commitment, which is non-recourse to us, which has an outstanding balance of $6.9 million as of December 31, 2024. During the first quarter of 2024, $5.7 million of the third-party construction loan was repaid utilizing pro rata equity contributions from the partners. The third-party partner's share of the pro rata equity contributions was partially funded with a six-month, $128,000 partner loan from us, which was repaid during July, 2024 with interest. Our share of the pro rata equity contributions, as well as the third-party partner loan, were funded utilizing borrowings from our revolving credit agreement. As a result of the repayment of a portion of the construction loan, an associated $3.1 million letter of credit was terminated.
(e.)
We are the lessee with a UHS-related party for the land related to this property.

Below are the combined statements of income for the four LLCs/LPs accounted for under the equity method at December 31, 2024, 2023 and 2022.

	For the Year Ended December 31,
	2024	2023	2022
	(amounts in thousands)
Revenues	$8,707	$8,505	$8,204
Operating expenses	3,614	3,351	3,177
Depreciation and amortization	1,886	1,873	1,853
Interest, net	584	825	1,061
Net income	$2,623	$2,456	$2,113
Our share of net income	$1,279	$1,207	$1,191

Below are the combined balance sheets for the four LLCs/LPs that were accounted for under the equity method as of December 31, 2024 and 2023:

	December 31,
	2024	2023
	(amounts in thousands)
Net property, including construction in progress	$27,119	$28,488
Other assets (a.)	4,678	4,667
Total assets	$31,797	$33,155

Other liabilities (a.)	$2,405	$2,074
Mortgage notes payable, non-recourse to us	15,047	21,206
Equity	14,345	9,875
Total liabilities and equity	$31,797	$33,155

Investments in LLCs before amounts included in accrued expenses and other liabilities	13,948	9,102
Amounts included in accrued expenses and other liabilities	(1,770)	(1,729)
Our share of equity in LLCs, net	$12,178	$7,373

(a.)
Other assets and other liabilities as of December 31, 2024 and 2023, include approximately $649,000 and $651,000, respectively, of right-of-use land assets and right-of-use land liabilities related to ground leases whereby the LLC/LP is the lessee, with third parties, including subsidiaries of UHS.

As of December 31, 2024, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

2025	$476
2026	6,976
2027	301
2028	310
2029	319
2030 and thereafter	6,665
Total	$15,047

	Mortgage Loan Balance (a.)
Name of LLC/LP	12/31/2024	12/31/2023	Maturity Date
Brunswick Associates (2.80% fixed rate mortgage loan)	$8,173	$8,453	December, 2030
Grayson Properties II (3.70% fixed rate construction loan) (b.)	6,874	12,753	March, 2026
	$15,047	$21,206
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

(9) SEGMENT REPORTING

An operating segment is a component of a public entity that engages in business activities from which it may earn revenues and incur expenses and has discrete financial information available that is regularly reviewed by the chief operating decision maker (the “CODM”). Our primary business is investing in and leasing healthcare and human service facilities through direct ownership or through joint ventures, which aggregate into a single reportable segment. We actively manage our portfolio of healthcare and human service facilities and may from time to time make decisions to sell lower performing properties not meeting our long-term investment objectives. The proceeds of sales are typically reinvested in new developments or acquisitions, which we believe will meet our planned rate of return. It is our intent that all healthcare and human service facilities will be owned or developed for investment purposes. Our consolidated revenue and consolidated net income are generated from the operation of our investment portfolio. Our CODM is the Chairman of the Board, Chief Executive Officer and President.

Our portfolio is located throughout the United States, however, we do not distinguish or group our operations on a geographical or any other basis for purposes of allocating resources or measuring performance. We review operating and financial data for each property on an individual basis; therefore, each property represents an individual operating segment. Individual properties have been aggregated into one reportable segment based upon their similarities with regard to both the nature and economics of the facilities, tenants and operational processes, as well as long-term average financial performance. No individual property meets the requirements necessary to be considered its own reportable segment. We do not have intra-entity sales or transfers. The presentation of financial results as a single reportable segment is consistent with the way our CODM allocates resources or measures performance.

The accounting policies of our portfolio are the same as those described in the summary of significant accounting policies. The CODM measures and assesses financial performance generated from each property primarily based upon consolidated net income and decides how to allocate resources. Consolidated net income is also used to monitor budget versus actual results in assessing the performance of our properties. The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM does not regularly review total assets for our single reportable segment, since total assets are generally not used to assess operating performance.

The CODM uses consolidated net income to evaluate income from segment assets in deciding whether to reinvest profits into our portfolio of healthcare and human service facilities for recurring capital expenditures, or into other parts of the entity, such as for acquisitions, new developments, scheduled interest and principal payments on our debt, or to pay dividends.

The following table presents information on our reported segment revenue and segment expenses that are included within our single reportable operating segment measure of profit or loss:

	Year ended December 31,
	2024	2023	2022
Revenue:
Revenues from facilities	$93,292	$89,762	$84,816
Interest income on financing leases - UHS facilities	5,432	5,458	5,474
All other revenues	287	355	335
Total revenue	$99,011	$95,575	$90,625

Expenses:
Depreciation and amortization	(27,421)	(27,733)	(26,557)
Advisory fees to UHS	(5,481)	(5,323)	(5,097)
Other operating expenses (a.)	(29,313)	(31,170)	(28,305)
Equity in income of unconsolidated LLCs	1,279	1,207	1,191
Loss on divestiture of real estate assets	-	(232)	-
Interest expense, net	(18,841)	(16,924)	(10,755)
Consolidated net income	$19,234	$15,400	$21,102

(a)
Property operating expenses is primarily made up of property tax, utilities, maintenance, insurance, and other costs related to the leasing of our real estate properties. Our CODM is not provided with further disaggregation and uses total other operating expenses to manage the business.

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation — December 31, 2024

(amounts in thousands)

					Gross amount at					Date of
					which carried					Completion of
	Initial Cost				at end of period				Accumulated	Construction,
Description	Encumbrance (c.)	Land	Building & Improv.	Adjustments to Basis (a.)	Land	Building & Improvements	CIP	Total	Depreciation as of Dec. 31, 2024	Acquisition or Significant improvement	Date Acquired	Average Depreciable Life
McAllen Medical Center McAllen, Texas	—	$4,720	$31,442	$10,189	$6,281	$40,070	—	$46,351	$33,837	1994	1986	42 Years
Wellington Regional Medical Center West Palm Beach, Florida	—	1,190	14,652	17,370	1,663	31,549	—	33,212	25,156	2006	1986	42 Years
Evansville Facility Evansville, Indiana	—	500	6,945	1,062	500	8,007	—	8,507	7,100	1993	1989	40 Years
4058 W. Melrose Facility Central Chicago, Illinois	—	158	6,404	(6,404)	158	—	—	158	—	1993	1986	25 Years
Family Doctor’s Medical Office Building Shreveport, Louisiana	—	54	1,526	549	54	2,075	—	2,129	1,410	1991	1995	45 Years
Professional Buildings at King’s Crossing Kingwood, Texas (d.)	—	439	1,837	(287)	439	1,550	—	1,989	816	1995	1995	45 Years
Chesterbrook Academy Audubon, Pennsylvania	—	307	996	—	307	996	—	1,303	631	1996	1996	45 Years
Chesterbrook Academy New Britain, Pennsylvania	—	250	744	—	250	744	—	994	480	1991	1996	45 Years
Chesterbrook Academy Uwchlan, Pennsylvania	—	180	815	—	180	815	—	995	513	1992	1996	45 Years
Chesterbrook Academy Newtown, Pennsylvania	—	195	749	—	195	749	—	944	481	1992	1996	45 Years
The Southern Crescent Center I (b.)	—	1,130	5,092	(1,881)	1,130	3,211	—	4,341	2,906	1994	1996	45 Years
Southern Crescent Center II (b.) Riverdale, Georgia	—	—	—	5,389	806	4,583	—	5,389	3,779	2000	1998	35 Years
Cypresswood Professional Center Spring, Texas (e.)	—	573	3,842	(1,599)	573	2,243	—	2,816	893	1997	1997	35 Years
701 South Tonopah Building Las Vegas, Nevada (f.)	—	—	1,579	68	—	1,647	—	1,647	1,647	1999	1999	25 Years
Danbury Medical Plaza Danbury, Connecticut	—	1,151	5,176	1,576	1,151	6,752	—	7,903	5,230	2000	2000	30 Years
Apache Junction Medical Plaza Apache Junction, AZ	—	240	3,590	1,414	240	5,004	5	5,249	3,044	2004	2004	30 Years
BRB Medical Office Building Kingwood, Texas	—	430	8,970	1,960	430	10,930	—	11,360	4,222	2010	2010	37 Years
Centennial Hills Medical Office Building Las Vegas, NV (f.)	—	—	19,890	4,000	—	23,890	374	24,264	10,987	2006	2006	34 Years
Desert Springs Medical Plaza Las Vegas, NV	—	1,200	9,560	2,912	1,200	12,472	17	13,689	6,673	1998	1998	30 Years
700 Shadow Lane & Goldring MOBs Las Vegas, NV	—	400	11,300	5,883	400	17,183	930	18,513	9,321	2003	2003	30 Years
Spring Valley Hospital MOB I Las Vegas, NV (f.)	—	—	9,500	2,441	—	11,941	369	12,310	5,602	2004	2004	35 Years
Spring Valley Hospital MOB II Las Vegas, NV (f.)	—	—	9,800	2,162	—	11,962	338	12,300	5,479	2006	2006	34 Years
Summerlin Hospital MOB I Las Vegas, NV	—	460	15,440	2,226	460	17,666	1,409	19,535	9,138	1999	1999	30 Years

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation — December 31, 2024 (continued)

(amounts in thousands)

					Gross amount at					Date of
					which carried					Completion of
	Initial Cost				at end of period				Accumulated	Construction,
Description	Encumbrance (c.)	Land	Building & Improv.	Adjustments to Basis (a.)	Land	Building & Improvements	CIP	Total	Depreciation as of Dec. 31, 2024	Acquisition or Significant improvement	Date Acquired	Average Depreciable Life
Summerlin Hospital MOB II Las Vegas, NV	—	370	16,830	3,022	370	19,852	783	21,005	9,595	2000	2000	30 Years
Summerlin Hospital MOB III Las Vegas, NV (f.)	—	—	14,900	3,500	—	18,400	39	18,439	7,363	2009	2009	36 Years
Emory at Dunwoody Building Dunwoody, GA	—	782	3,455	—	782	3,455		4,237	1,635	2011	2011	35 Years
Forney Medical Plaza Forney, TX	—	910	11,960	1,157	910	13,117	6	14,033	5,845	2011	2011	35 Years
Lake Pointe Medical Arts Building Rowlett, TX	—	1,100	9,000	1,132	1,100	10,132		11,232	4,294	2011	2011	35 Years
Tuscan Professional Building Irving, TX	363	1,100	12,525	3,703	1,100	16,228	0	17,328	7,127	2011	2011	35 Years
PeaceHealth Medical Clinic Bellingham, WA	—	1,900	24,910	921	1,900	25,831	—	27,731	10,654	2012	2012	35 Years
Northwest Texas Professional Office Tower Amarillo, TX (f.)	—	—	7,180	1,590	—	8,770	—	8,770	3,525	2012	2012	35 Years
Ward Eagle Office Village Farmington Hills, MI	—	220	3,220	177	220	3,397	—	3,617	1,364	2013	2013	35 Years
5004 Poole Road MOB Denison, TX	—	96	529	—	96	529	—	625	200	2013	2013	35 Years
Desert Valley Medical Center Phoenix, AZ	—	2,280	4,624	1,408	2,280	6,032	14	8,326	2,836	1996	1996	30 Years
Hanover Emergency Center Mechanicsville, VA	—	1,300	6,224	—	1,300	6,224	—	7,524	2,147	2014	2014	35 Years
Haas Medical Office Park Ottumwa, IA (g.)	—	—	3,571	—	—	3,571	—	3,571	1,185	2015	2015	35 Years
South Texas ER at Mission Mission, TX	—	1,441	4,696	—	1,441	4,696	—	6,137	1,562	2015	2015	35 Years
3811 E. Bell Phoenix, AZ	—	930	6,929	2,403	930	9,332	266	10,528	4,423	2010	2010	30 Years
The Northwest Medical Center at Sugar Creek Bentonville, AR	—	1,100	2,870	140	1,100	3,010	—	4,110	1,091	2014	2014	35 Years
Rosenberg Children’s Medical Plaza Phoenix, AZ (g.)	11,503	—	23,302	158	—	23,460	5	23,465	8,186	2001	2001	35 Years
Phoenix Children’s East Valley Care Center Phoenix, AZ	7,646	1,050	10,900	—	1,050	10,900	—	11,950	3,780	2006	2006	35 Years
Palmdale Medical Plaza Palmdale, CA (f.)	—	—	10,555	1,869	—	12,424	837	13,261	4,823	2008	2008	34 Years
Piedmont-Roswell Physician Center Sandy Springs, GA	—	2,338	2,128	—	2,338	2,128	—	4,466	890	2015	2015	30 Years
Piedmont-Vinings Physician Center Vinings, GA	—	1,348	2,418	—	1,348	2,418	—	3,766	978	2015	2015	30 Years
Santa Fe Professional Plaza Scottsdale, AZ	—	1,090	1,960	671	1,090	2,631	74	3,795	1,278	1999	1999	30 Years
Sierra San Antonio Medical Plaza Fontana, CA (g.)	—	—	11,538	1,381	—	12,919	734	13,653	5,374	2006	2006	30 Years
Vista Medical Terrace & Sparks MOB Sparks, NV (f.)	—	—	9,276	2,576	—	11,852	123	11,975	5,564	2008	2008	30 Years
South Texas ER at Weslaco Weslaco ,TX	—	1,749	4,879	—	1,749	4,879	—	6,628	1,631	2015	2015	35 Years
Chandler Corporate Center III Chandler, AZ	—	2,328	14,131	—	2,328	14,131	—	16,459	5,864	2016	2016	35 Years
Frederick Crestwood MOB Frederick, MD	—	2,265	18,731	—	2,265	18,731	—	20,996	6,004	2016	2016	35 Years
Madison Professional Office Building Madison, AL	—	2,296	6,411	137	2,296	6,548	—	8,844	2,247	2016	2016	35 Years
2704 North Tenaya Way MOB Las Vegas, NV	—	3,032	10,602	—	3,032	10,602	—	13,634	3,206	2016	2016	35 Years
Henderson Medical Plaza Henderson, NV (f.)	—	—	10,718	10,592	—	21,310	56	21,366	10,171	2017	2017	35 Years
Health Center at Hamburg Hamburg, PA	—	696	3,406	—	696	3,406	—	4,102	1,023	2017	2017	35 Years
Las Palmas Del Sol Emergency Center - West El Paso, TX	—	801	5,029	—	801	5,029	—	5,830	1,367	2017	2017	35 Years
Beaumont Medical Sleep Center Building Southfield, MI	—	254	2,968	—	254	2,968	—	3,222	787	2018	2018	35 Years
Clive Behavioral Health Clive, IA	—	1,330	33,954	—	1,330	33,954	—	35,284	5,678	2020	2019	35 Years

					Gross amount at					Date of
					which carried					Completion of
	Initial Cost				at end of period				Accumulated	Construction,
Description	Encumbrance (c.)	Land	Building & Improv.	Adjustments to Basis (a.)	Land	Building & Improvements	CIP	Total	Depreciation as of Dec. 31, 2024	Acquisition or Significant improvement	Date Acquired	Average Depreciable Life
Bellin Health Family Medicine Center Escanaba, MI	—	605	3,906	—	605	3,906	—	4,511	809	2019	2019	35 Years
Sand Point Medical Properties Escanaba, MI	—	265	1,654	—	265	1,654	—	1,919	271	2020	2020	35 Years
Fire Mesa, LLC Las Vegas, NV		2,400	9,671		2,400	9,671		12,071	1,662	2021	2021	35 Years
Texoma Medical Plaza Denison, TX (f)(a)	—	—	19,771	575	—	20,346	—	20,346	7,639	2021	2021	39 Years
Sierra Medical Plaza I Reno, NV (f)	—	—	29,275	—	—	29,275	—	29,275	1,975	2023	2021	35 Years
Beaumont Heart & Vascular Center Dearborn, MI	—	537	4,434		537	4,434	—	4,971	555	2022	2022	35 Years
140 Thomas Johnson Drive Frederick, MD	—	1,197	5,635	35	1,197	5,670	—	6,867	627	2022	2022	35 Years
McAllen Doctor's Center McAllen, TX	—	1,343	4,440		1,343	4,440	1,316	7,099	352	2023	2023	35 Years
TOTALS (h.)	$19,512	$54,030	$564,964	$86,177	$56,870	$648,301	$7,695	$712,866	$286,932

a. Consists of costs capitalized subsequent to acquisition or initial construction, purchase price adjustments, and write-off of costs of fully depreciated assets, divested assets, asset impairments and hurricane-damaged assets.

b. During 2008, a $4.6 million provision for asset impairment was recorded in connection with the real estate assets of Southern Crescent Center I & Southern Crescent Center II.

c. Consists of outstanding balances as of December 31, 2024 on third-party debt that is non-recourse to us.

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

h. The aggregate cost for federal income tax purposes is $726 million (unaudited) with a net book value of $421 million (unaudited).

In addition to the real estate properties listed in the table above, as part of the December, 2021 asset purchase and sale agreement with UHS, as amended, and as discussed herein, a wholly-owned subsidiary of UHS purchased the real estate assets of the Inland Valley Campus of Southwest Healthcare System from us, and transferred the real estate assets of two wholly-owned subsidiaries of UHS (Aiken Regional Medical Center and Canyon Creek Behavioral Health). The real estate assets of Aiken Regional Medical Center and Canyon Creek Behavioral Health are recorded as a financing receivable from UHS on our Consolidated Balance Sheet at December 31, 2024. Please see Note 2 for additional disclosure.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO SCHEDULE III

DECEMBER 31, 2024

(amounts in thousands)

(1) RECONCILIATION OF REAL ESTATE PROPERTIES

The following table reconciles the Real Estate Properties from January 1, 2022 to December 31, 2024:

	2024	2023	2022
Balance at January 1,	$706,244	$697,969	$663,733
Additions (a.)	6,647	17,505	22,555
Acquisitions	—	5,783	11,802
Disposals/Divestitures (b.)	(25)	(15,013)	(121)
Balance at December 31,	$712,866	$706,244	$697,969

(2) RECONCILIATION OF ACCUMULATED DEPRECIATION

The following table reconciles the Accumulated Depreciation from January 1, 2022 to December 31, 2024:

	2024	2023	2022
Balance at January 1,	$262,449	$248,772	$225,584
Disposals/Divestitures (b.)	(25)	(10,882)	(121)
Depreciation expense	24,508	24,559	23,309
Balance at December 31,	$286,932	$262,449	$248,772

(a)
Included in the additions for 2024, 2023 and 2022 are approximately $855,000, $7.5 million and $18.0 million related to the construction of a new MOB, which was substantially completed in March, 2023, and is located on the campus of a UHS wholly-owned hospital that was completed and opened in April, 2022.
(b)
The 2024 year includes the disposal of $25,000 in fully depreciated furniture. The 2023 year includes the sale of the Corpus Christi facility, as well as the demolition of the building previously located on the now-vacant land in Chicago, Illinois.