Form 10-Q
period 2025-03-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2025-05-08
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Number of common shares of beneficial interest outstanding at April 30, 2025—13,851,507

UNIVERSAL HEALTH REALTY INCOME TRUST

This Quarterly Report on Form 10-Q is for the quarter ended March 31, 2025. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

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

In this Quarterly Report, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 95%. As of March 31, 2025, we had investments in four jointly-owned LLCs/LPs. We currently account for our share of the income/loss from these investments by the equity method (see Note 5 to the condensed consolidated financial statements - Summarized Financial Information of Equity Affiliates).

Part I. Financial Information

Item I. Financial Statements

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2025 and 2024

(amounts in thousands, except per share information)

(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenues:
Lease revenue - UHS facilities (a.)	$8,327	$8,664
Lease revenue - Non-related parties	14,326	14,487
Other revenue - UHS facilities	229	220
Other revenue - Non-related parties	314	409
Interest income on financing leases - UHS facilities	1,352	1,361
	24,548	25,141
Expenses:
Depreciation and amortization	6,845	6,809
Advisory fees to UHS	1,364	1,338
Other operating expenses	7,305	7,531
	15,514	15,678
Income before equity in income of unconsolidated limited liability companies ("LLCs") and interest expense	9,034	9,463
Equity in income of unconsolidated LLCs	412	384
Interest expense, net	(4,669)	(4,547)
Net income	$4,777	$5,300
Basic earnings per share	$0.35	$0.38
Diluted earnings per share	$0.34	$0.38

Weighted average number of shares outstanding - Basic	13,810	13,792
Weighted average number of shares outstanding - Diluted	13,851	13,824

(a.) Includes bonus rental on McAllen Medical Center, a UHS acute care hospital facility of $817 and $783 for the three-month periods ended March 31, 2025 and 2024, respectively.

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2025 and 2024

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net income	$4,777	$5,300
Other comprehensive (loss)/gain:
Unrealized derivative (loss)/gain on cash flow hedges	(2,220)	191
Total other comprehensive (loss)/gain:	(2,220)	191
Total comprehensive income	$2,557	$5,491

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(amounts in thousands, except share information)

(unaudited)

	March 31,	December 31,
	2025	2024
Assets:
Real Estate Investments:
Buildings and improvements and construction in progress	$657,156	$655,996
Accumulated depreciation	(293,064)	(286,932)
	364,092	369,064
Land	56,870	56,870
Net Real Estate Investments	420,962	425,934
Financing receivable from UHS	82,639	82,798
Net Real Estate Investments and Financing receivable	503,601	508,732
Investments in limited liability companies ("LLCs")	14,437	13,948
Other Assets:
Cash and cash equivalents	6,974	7,097
Lease and other receivables from UHS	7,051	7,131
Lease receivable - other	8,128	7,975
Intangible assets (net of accumulated amortization of $11.7 million and $11.3 million, respectively)	6,891	7,325
Right-of-use land assets, net	10,911	10,918
Deferred charges, notes receivable and other assets, net	15,489	17,736
Total Assets	$573,482	$580,862
Liabilities:
Line of credit borrowings	$349,500	$348,900
Mortgage notes payable, non-recourse to us, net	19,034	19,349
Accrued interest	659	694
Accrued expenses and other liabilities	9,892	10,444
Ground lease liabilities, net	10,910	10,918
Tenant reserves, deposits and deferred and prepaid rents	11,321	11,016
Total Liabilities	401,316	401,321
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2025 - 13,851,469; 2024 - 13,850,608	138	138
Capital in excess of par value	271,340	271,092
Cumulative net income	850,072	845,295
Cumulative dividends	(953,576)	(943,396)
Accumulated other comprehensive income	4,192	6,412
Total Equity	172,166	179,541
Total Liabilities and Equity	$573,482	$580,862

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended March 31, 2025

(amounts in thousands)

(unaudited)

	Common Shares		Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity
January 1, 2025	13,851	$138	$271,092	$845,295	$(943,396)	$6,412	$179,541
Shares of Beneficial Interest:
Issued	—	—	35	—	—	—	35
Restricted stock-based compensation expense	—	—	213	—	—	—	213
Dividends ($.735/share)	—	—	—	—	(10,180)	—	(10,180)
Comprehensive income:
Net income	—	—	—	4,777	—	—	4,777
Unrealized net loss on cash flow hedges	—	—	—	—	—	(2,220)	(2,220)
Subtotal - comprehensive income				4,777		(2,220)	2,557
March 31, 2025	13,851	$138	$271,340	$850,072	$(953,576)	$4,192	$172,166

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

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$4,777	$5,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,845	6,809
Amortization related to above/below market leases, net	(43)	(46)
Amortization of deferred financing costs	193	193
Stock-based compensation expense	213	202
Changes in assets and liabilities:
Lease receivable	(73)	(136)
Accrued expenses and other liabilities	(88)	(1,386)
Tenant reserves, deposits and deferred and prepaid rents	307	(59)
Accrued interest	(35)	598
Leasing costs paid	(551)	(379)
Other, net	66	642
Net cash provided by operating activities	11,611	11,738
Cash flows from investing activities:
Investments in LLCs	(328)	(5,892)
Advance made to third-party partners	-	(128)
Cash distributions from LLCs	-	371
Additions to real estate investments, net	(1,569)	(3,296)
Net cash used in investing activities	(1,897)	(8,945)
Cash flows from financing activities:
Net borrowings on the line of credit	600	7,050
Repayments of mortgage notes payable	(322)	(372)
Financing costs paid	-	(30)
Dividends paid	(10,150)	(10,000)
Issuance of shares of beneficial interest, net	35	44
Net cash used in financing activities	(9,837)	(3,308)
Decrease in cash and cash equivalents	(123)	(515)
Cash and cash equivalents, beginning of period	7,097	8,212
Cash and cash equivalents, end of period	$6,974	$7,697
Supplemental disclosures of cash flow information:
Interest paid	$4,516	$3,756
Invoices accrued for construction and improvements	$113	$899

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the quarter ended March 31, 2025. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%. As of March 31, 2025, we had investments in four jointly-owned LLCs/LPs. We currently account for our share of the income/loss from these investments by the equity method (see Note 5).

The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the SEC and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, the notes thereto and accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2024.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes.

(2) Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions

Leases: We commenced operations in 1986 by purchasing certain properties from subsidiaries of UHS and immediately leasing the properties back to the respective subsidiaries. The base rentals and lease and renewal terms for each of the hospitals leased to subsidiaries of UHS as of March 31, 2025, are provided below. The base rents are paid monthly. The lease on McAllen Medical Center also provides for bonus rent which is paid quarterly based upon a computation that compares the hospital’s current quarter revenue to a corresponding quarter in the base year. The hospital leases with subsidiaries of UHS, with the exception of the lease on Clive Behavioral Health Hospital (which is operated by UHS in a joint venture with an unrelated third party), are unconditionally guaranteed by UHS and are cross-defaulted with one another. The lease for the Clive facility is guaranteed on a several basis by UHS (52%) and Catholic Health Initiatives-Iowa (48%).

The combined revenues generated from the leases on the three acute care and three behavioral health care hospital facilities leased to subsidiaries of UHS at March 31, 2025, accounted for approximately 25% and 24% of our consolidated revenues for the three months ended March 31, 2025 and 2024, respectively. In addition to the six UHS hospital facilities, we have twenty properties consisting of medical/office buildings and free-standing emergency departments ("FEDs") that are either wholly or jointly-owned by us that include tenants which are subsidiaries of UHS. The aggregate revenues generated from UHS-related tenants comprised approximately 40% and 41% of our consolidated revenues during the three-month periods ended March 31, 2025 and 2024, respectively.

In December, 2021, we entered into an asset purchase and sale agreement, as amended, with UHS and certain of its affiliates. Pursuant to the terms of the transaction, in addition to $4.1 million in cash paid by us to UHS, a wholly-owned subsidiary of UHS purchased from us, the real estate assets of an acute care hospital located in California (at its fair market value) and two wholly-owned subsidiaries of UHS transferred to us (at their fair market values), the real estate assets of Aiken Regional Medical Center (“Aiken”), located in Aiken, South Carolina (which includes an acute care hospital and a behavioral health pavilion), and Canyon Creek Behavioral Health (“Canyon Creek”), located in Temple, Texas. As a result of UHS’ purchase option within the lease agreements of Aiken and Canyon Creek, the transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and the properties acquired by us in connection with the asset purchase and sale agreement with UHS were accounted for as financing arrangements. Pursuant to the leases, the aggregate annual rental rate during 2025 on the acquired properties, which is payable to us on a monthly basis, is approximately $6.0 million ($4.1 million related to Aiken and $1.9 million related to Canyon Creek). The portion of the lease payments that is included in our consolidated statements of income, and reflected as interest income on financing leases, was approximately $1.4 million for each of the three months ended March 31, 2025 and 2024. There is no bonus rental component applicable to either of these leases. Our consolidated balance sheets as of March 31, 2025 and December 31, 2024 include financing receivables related to this transaction of $82.6 million and $82.8 million, respectively.

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

The table below details the existing lease terms and renewal options for each of the hospital leases that are related to UHS as of March 31, 2025, consisting of three acute care hospitals and three behavioral health hospitals:

Hospital Name	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	$5,485,000	December, 2026	5	(a)
Wellington Regional Medical Center	$6,805,000	December, 2026	5	(b)
Aiken Regional Medical Center/Aurora Pavilion Behavioral Health Services	$4,164,000	December, 2033	35	(c)
Canyon Creek Behavioral Health	$1,882,000	December, 2033	35	(c)
Clive Behavioral Health Hospital	$2,851,000	December, 2040	50	(d)

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

In October, 2024, two wholly-owned subsidiaries of UHS each exercised their 5-year renewal options on two FEDs located in Weslaco and Mission, Texas, covering the period of February 1, 2025 through January 31, 2030. The aggregate annual lease rates on the renewed leases, which are scheduled to increase 2% per year, for the period of February 1, 2025 through January 31, 2026 is approximately $1.1 million. The wholly-owned subsidiaries of UHS have five, 5-year renewal options remaining on each of these FEDs, with the first three renewal options (covering the years 2030 through 2044) providing for 2% annual increases to the lease rates, and the remaining two, 5-year renewal options (covering the years 2045 through 2054) providing for lease rates at the then fair market value. These leases are cross-defaulted with one another and the wholly-owned subsidiaries of UHS have the option to purchase the leased properties upon the expiration of each five-year extended term at the fair market value at that time.

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

During the third quarter of 2023, we acquired the McAllen Doctor's Center, an MOB located in McAllen, Texas for a purchase price of approximately $7.6 million, including transaction costs. The building has approximately 79,500 rentable square feet and is 100% master leased to McAllen Hospitals, L.P, a wholly-owned subsidiary of UHS. The triple-net master lease is for twelve years scheduled to expire on August 31, 2035. McAllen Hospitals, L.P. has the option to renew the lease term for three consecutive ten-year terms. The current annual base rent is approximately $643,000.

During the first quarter of 2023, construction was substantially completed on Sierra Medical Plaza I, a multi-tenant medical office building ("MOB") located in Reno, Nevada, consisting of approximately 86,000 rentable square feet. This MOB is located on the campus of the Northern Nevada Sierra Medical Center, a newly constructed acute care hospital that is owned and operated by a wholly-owned subsidiary of UHS, which was completed and opened during April of 2022. The cost of the MOB is estimated to be approximately $35 million, approximately $30 million of which was incurred as of March 31, 2025. In connection with this MOB, we entered into a ground lease and master flex-lease agreement with a wholly-owned subsidiary of UHS both of which commenced during March, 2023. The master flex lease agreement has a ten-year term scheduled to expire on March 31, 2033. The MOB is 68% leased including the ten-year master flex lease for 34% of the rentable square feet. The master flex-lease agreement is subject to a reduction based upon the execution of third-party leases. The ground lease has a 75-year term scheduled to expire on March 2, 2098.

We are the lessee on thirteen ground leases with subsidiaries of UHS (for consolidated and unconsolidated investments). The remaining lease terms on the ground leases with subsidiaries of UHS range from approximately 24 years to approximately 73 years. The annual aggregate lease payments on these properties are approximately $571,000 during each of the years ended 2025 through 2029, and an aggregate of $30.7 million thereafter. See Note 7 for additional lease accounting disclosure.

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of March 31, 2025 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time special compensation awards in the form of restricted stock and/or cash bonuses.

Advisory Agreement: UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an advisory agreement dated December 24, 1986, and as amended and restated as of January 1, 2019 (the “Advisory Agreement”). Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory. The Advisory Agreement was renewed for 2025 with the same terms as the Advisory Agreement in place during 2024 and 2023.

Our advisory fee for the three months ended March 31, 2025 and 2024, was computed at 0.70% of our average invested real estate assets, as derived from our condensed consolidated balance sheets. Based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the advisory fee computation remained unchanged for 2025 as compared to 2024 and 2023. The average real estate assets for advisory fee calculation purposes exclude certain items from our condensed consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, lease receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Advisory fees incurred and paid (or payable) to UHS amounted to approximately $1.4 million and $1.3 million for the three-month periods ended March 31, 2025 and 2024, respectively, and were based upon average invested real estate assets of $779 million and $765 million, respectively.

Share Ownership: As of March 31, 2025 and December 31, 2024, UHS owned 5.7% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the Securities and Exchange Commission ("SEC") and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from the UHS-related tenants comprised approximately 40% and 41% of our consolidated revenues during the three-month periods ended March 31, 2025 and 2024, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends and Equity Issuance Program

Dividends and dividend equivalents:

We declared and paid dividends of approximately $10.2 million, or $.735 per share, during the first quarter of 2025 and approximately $10.0 million, or $.725 per share, during the first quarter of 2024. Dividend equivalents, which are applicable to shares of unvested restricted stock, were accrued during the first three months of 2025 and 2024 and were or will be paid upon vesting of the restricted stock.

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

No shares were issued under the Form S-3 since the effective date of April 30, 2024 through March 31, 2025. As of March 31, 2025, we have paid or incurred approximately $291,000 in various fees and expenses related to the Form S-3. The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors. We make no assurance regarding when, or if, we will issue any securities under this registration statement.

(4) Acquisitions and Divestitures

There were no acquisitions or divestitures during the three-month periods ended March 31, 2025 and 2024.

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

At March 31, 2025, we have non-controlling equity investments or commitments in four jointly-owned LLCs/LPs which own MOBs. As of March 31, 2025 we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities which we are the primary beneficiary nor do we have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash funding is typically advanced as equity or member loans. These entities maintain property insurance on the properties.

The following property table represents the four LLCs/LPs in which we owned a non-controlling interest and were accounted for under the equity method as of March 31, 2025:

Name of LLC/LP	Ownership	Property Owned by LLC/LP
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)(b.)	74%	Mid Coast Hospital MOB
FTX MOB Phase II (c.)	95%	Forney Medical Plaza II
Grayson Properties II (d.)(e.)	95%	Texoma Medical Plaza II
(a.)
This LLC has a third-party term loan of $8.1 million, which is non-recourse to us, outstanding as of March 31, 2025.
(b.)
We are the lessee with a third party on a ground lease for land.
(c.)
During the first quarter of 2023, the LP repaid $175,000 of the member loan and the remaining $3.3 million member loan balance was converted to an equity investment in the LP.

(d.)
This LP constructed, owns and operates the Texoma Medical Plaza II which is located in Denison, Texas, on the campus of a hospital owned and operated by a wholly-owned subsidiary of UHS. We have committed to invest up to $10.1 million in equity and debt financing, of which $7.6 million, net, has been funded as of March 31, 2025. This LP entered into a third-party construction loan commitment, which is non-recourse to us, which has an outstanding balance of $6.8 million as of March 31, 2025. During the first quarter of 2024, $5.7 million of the third-party construction loan was repaid utilizing pro rata equity contributions from the partners. The third-party partner's share of the pro rata equity contributions was partially funded with a six-month, $128,000 partner loan from us, which was repaid during July, 2024 with interest. Our share of the pro rata equity contributions, as well as the third-party partner loan, were funded utilizing borrowings from our revolving credit agreement. As a result of the repayment of a portion of the construction loan, an associated $3.1 million letter of credit was terminated.
(e.)
We are the lessee with a UHS-related party for the land related to this property.

Below are the condensed combined statements of income (unaudited) for the four LLCs/LPs accounted for under the equity method at March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(amounts in thousands)
Revenues	$2,302	$2,250
Operating expenses	886	898
Depreciation and amortization	472	474
Interest, net	137	159
Net income	$807	$719
Our share of net income	$412	$384

Below are the condensed combined balance sheets (unaudited) for the four above-mentioned LLCs/LPs that were accounted for under the equity method as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(amounts in thousands)
Net property, including construction in progress	$26,791	$27,119
Other assets (a.)	5,403	4,678
Total assets	$32,194	$31,797

Other liabilities (a.)	$2,248	$2,405
Mortgage notes payable, non-recourse to us	14,927	15,047
Equity	15,019	14,345
Total liabilities and equity	$32,194	$31,797

Investments in and advances to LLCs before amounts included in
accrued expenses and other liabilities	$14,437	$13,948
Amounts included in accrued expenses and other liabilities	(1,785)	(1,770)
Our share of equity in LLCs, net	$12,652	$12,178

(a.)
Other assets and other liabilities as of March 31, 2025 and December 31, 2024 include approximately $648,000 and $649,000, respectively, of right-of-use land assets and right-of-use land liabilities related to ground leases whereby the LLC/LP is the lessee, with third party lessors, including subsidiaries of UHS.

As of March 31, 2025, and December 31, 2024, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs/LPs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

	Mortgage Loan Balance (a.)
Name of LLC/LP	3/31/2025	12/31/2024	Maturity Date
Brunswick Associates (2.80% fixed rate mortgage loan)	$8,101	$8,173	December, 2030
Grayson Properties II (3.70% fixed rate construction loan) (b.)	6,826	6,874	March, 2026
	$14,927	$15,047

(a.)
All mortgage loans require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(b.)
During the first quarter of 2024, $5.7 million of the third-party construction loan was repaid utilizing pro-rata equity contributions from the partners, as discussed above. As a result of the repayment of a portion of the construction loan, an associated $3.1 million letter of credit was terminated.

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

(6) Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (subtopic 220-40)". ASU 2024-03 requires disclosures, in the notes to financial statements, of specified information about certain costs and expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are currently evaluating the impact this new standard will have on the related disclosures in the consolidated financial statements.

From time to time, new accounting guidance is issued by the FASB or other standard setting bodies that is adopted by us as of the effective date or, in some cases where early adoption is permitted, in advance of the effective date. We have assessed the recently issued guidance that is not yet effective and, unless otherwise indicated above, we believe the new guidance will not have a material impact on our results of operations, cash flows or financial position.

(7) Lease Accounting

As Lessor:

We lease most of our operating properties to customers under agreements that are typically classified as operating leases (two of our leases are accounted for as financing arrangements as discussed in Note 2-Relationship with Universal Health Services, Inc. and Related Party Transactions). We recognize the total minimum lease payments provided for under the operating leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses, including common area maintenance, real estate taxes and insurance are recovered from our customers. We record amounts reimbursed by customers in the period that the applicable expenses are incurred, which is generally ratably throughout the term of the lease. We have elected the package of practical expedients that allows lessors to not separate lease and non-lease components by class of underlying asset. This practical expedient allowed us to not separate expenses reimbursed by our customers (“tenant reimbursements”) from the associated rental revenue if certain criteria were met. We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated tenant reimbursements are the same, and for the leases that qualify as operating leases, we accounted for and presented rental revenue and tenant reimbursements as a single component under Lease revenue in our consolidated statements of income for the three months ended March 31, 2025 and 2024.

The components of the “Lease revenue – UHS facilities” and “Lease revenue – Non-related parties” captions for the three month periods ended March 31, 2025 and 2024 are disaggregated below (in thousands). Base rents are primarily stated rent amounts provided for under the leases that are recognized on a straight-line basis over the term of the lease. Bonus rents and tenant reimbursements represent amounts where tenants are contractually obligated to pay an amount that is variable in nature.

	Three Months Ended
	March 31,
	2025	2024
UHS facilities:
Base rents	$6,685	$6,972
Bonus rents (a.)	817	783
Tenant reimbursements	825	909
Lease revenue - UHS facilities	$8,327	$8,664

Non-related parties:
Base rents	11,184	11,172
Tenant reimbursements	3,142	3,315
Lease revenue - Non-related parties	$14,326	$14,487

(a.) Consists of bonus rental earned in connection with McAllen Medical Center.

As Lessee:

We are the lessee with various third parties, including subsidiaries of UHS, in connection with ground leases for land at fifteen of our consolidated properties. Our right-of-use land assets represent our right to use the land for the lease term and our lease liabilities represent our obligation to make lease payments arising from the leases. Right-of-use assets and lease liabilities were recognized upon adoption of Topic 842 based on the present value of lease payments over the lease term. We utilized our estimated incremental borrowing rate, which was derived from information available as of January 1, 2019, or the commencement date of the ground lease, whichever is later, in determining the present value of lease payments for active leases on that date. A right-of-use asset and lease liability are not recognized for leases with an initial term of 12 months or less, as these short-term leases are accounted for similarly to previous guidance for operating leases. We do not currently have any ground leases with an initial term of 12 months or less. As of March 31, 2025, our condensed consolidated balance sheet includes right-of-use land assets of approximately $10.9 million and ground lease liabilities of approximately $10.9 million.

Disclosures Related to Certain Hospital Facilities:

Chicago, Illinois - Land: Demolition of the former hospital was completed during 2023.

Evansville, Indiana - Specialty Facility: The facility has been vacant since 2019.

The aggregate operating expenses incurred by us in connection with these properties were $170,000 during the first quarter of 2025 and $178,000 during the first quarter of 2024.

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

On September 30, 2024, we entered into a second amendment to our credit agreement, dated as of July, 2021, and amended in May, 2023, among the Trust as borrower, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (as amended "Credit Agreement"). Among other things, the second amendment provided for the following: (i) extended the maturity date to September 30, 2028 (from July, 2025 previously), and; (ii) increased the aggregate borrowing capacity under the credit facility to $425 million (from $375 million previously) comprised of a $125 million non-amortizing term loan ("Term Loan"), and a $300 million revolving loan commitment which includes a $40 million sublimit for letters of credit, and a $30 million sublimit for swingline/short-term loans. Under the terms of the Credit Agreement, we may request that the revolving line of credit and/or the Term Loan be increased by up to an additional aggregate amount of $50 million, and we have the option to extend the maturity date for up to two additional six-month periods. Borrowings under the new facility are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the new facility are secured by first priority security interests in and liens on all equity interests in most of the Trust’s wholly-owned subsidiaries.

Borrowings under the Credit Agreement will bear interest at a rate equal to, at our option, term SOFR plus .10% ("Adjusted Term SOFR") for either one, three, or six months or the Base Rate, plus in either case, a specified margin depending on our total leverage ratio, as determined by the formula set forth in the Credit Agreement. The applicable margin on revolving loans range from 1.10% to 1.35% for Adjusted Term SOFR loans and 0.10% to 0.35% for Base Rate loans. The applicable margin on term loans range from 1.20% to 1.65% for Adjusted Term SOFR loans and 0.20% to 0.65% for Base Rate loans. The Credit Agreement defines “Base Rate” as the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 1/2 of 1%, and (c) one month Adjusted Term SOFR plus 1%. The Trust will also pay a quarterly facility fee on the $300 million revolving loan commitment ranging from 0.15% to 0.35% (depending on the Trust’s total leverage ratio).

The margins over Adjusted Term SOFR, Base Rate and the facility fee are based upon our total leverage ratio. At March 31, 2025, the applicable margin over the Adjusted Term SOFR rate for revolving loans was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%. At March 31, 2024, the applicable margin over the Adjusted Term SOFR rate for term loans was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%.

At March 31, 2025, we had $349.5 million of outstanding borrowings pursuant to the terms of our $425 million Credit Agreement and $75.5 million of available borrowing capacity. At December 31, 2024, we had $348.9 million of outstanding borrowings pursuant to the terms of our Credit Agreement in effect at that time, and $76.1 million of available borrowing capacity. There are no compensating balance requirements.

In our consolidated statements of cash flows, we report cash flows pursuant to our Credit Agreement on a net basis. Aggregate borrowings under our Credit Agreement were $13.0 million and $21.9 million during the quarters ended March 31, 2025 and 2024, respectively, and aggregate repayments were $12.4 million and $14.8 million during the quarters ended March 31, 2025 and 2024, respectively.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts then outstanding under the Credit Agreement. We were in compliance with all of the covenants in the Credit Agreement at each of March 31, 2025 and December 31, 2024. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	March 31, 2025	December 31, 2024
Tangible net worth	>= $125,000	$165,270	$172,216
Total leverage	< =60%	44.4%	44.4%
Secured leverage	< =30%	2.4%	2.4%
Unencumbered leverage	< =60%	45.9%	45.9%
Fixed charge coverage	>=1.50x	3.2x	3.2x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of March 31, 2025 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
Tuscan Professional Building fixed rate mortgage loan (b.)	$183	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	7,573	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	11,434	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	19,190
Less net financing fees	(156)
Total mortgages notes payable, non-recourse to us, net	$19,034

(a.)
All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)
This loan is scheduled to mature within the next three months, at which time we will either refinance pursuant to a new mortgage loan or repay the mortgage balance in full utilizing borrowings under our Credit Agreement.

In April, 2024, a $12.2 million fixed rate mortgage loan previously outstanding on Summerlin Hospital Medical Office Building III was fully repaid utilizing borrowings under our Credit Agreement.

At March 31, 2025 and December 31, 2024, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of March 31, 2025, had a combined carrying value of approximately $19.2 million and a combined fair value of approximately $17.7 million. The mortgages outstanding as of December 31, 2024, had a combined carrying value of approximately $19.5 million and a combined fair value of approximately $17.7 million. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosure in connection with debt instruments. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At March 31, 2025, the fair value of our interest rate swaps was a net asset of $4.2 million which is included in deferred charges and other assets on the accompanying condensed consolidated balance sheet. During the first quarter of 2025, we received approximately $773,000 from the counterparties, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the first quarter of 2024, we received approximately $1.6 million from the counterparties (approximately $886,000 of which relates to the two swaps that expired on September 16, 2024), adjusted for the previous quarter accrual, pursuant to the terms of the swaps. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity. Amounts are reclassified from AOCI to the income statement in the period or periods the hedged transaction affects earnings. We do not expect any gains or losses on our interest rate swaps to be reclassified to earnings in the next twelve months.

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

The accounting policies of our portfolio are the same as those described in the summary of significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2024. The CODM measures and assesses financial performance generated from each property primarily based upon consolidated net income and decides how to allocate resources. Consolidated net income is also used to monitor budget versus actual results in assessing the performance of our properties. The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM does not regularly review total assets for our single reportable segment, since total assets are generally not used to assess operating performance.

The CODM uses consolidated net income to evaluate income from segment assets in deciding whether to reinvest profits into our portfolio of healthcare and human service facilities for recurring capital expenditures, or into other parts of the entity, such as for acquisitions, new developments, scheduled interest and principal payments on our debt, or to pay dividends.

	Three Months Ended March 31,
	2025	2024
Revenue:
Revenues from facilities	$23,123	$23,713
Interest income on financing leases - UHS facilities	1,352	1,361
All other revenues	73	67
Total revenue	$24,548	$25,141

Expenses:
Depreciation and amortization	(6,845)	(6,809)
Advisory fees to UHS	(1,364)	(1,338)
Other operating expenses (a.)	(7,305)	(7,531)
Equity in income of unconsolidated LLCs	412	384
Loss on divestiture of real estate assets	-	-
Interest expense, net	(4,669)	(4,547)
Consolidated net income	$4,777	$5,300

(a.) Property operating expenses are primarily made up of property tax, utilities, maintenance, insurance and other costs related to the leasing of our real estate properties. Our CODM is not provided with further disaggregation and uses total operating expenses to manage the business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to promote an understanding of our operating results and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying Notes to the Condensed Consolidated Financial Statements, as included in this Quarterly Report on Form 10-Q. The MD&A contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented below in Forward-Looking Statements and Certain Risk Factors and in Item 1A. Risk Factors as included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human-service related facilities currently including acute care hospitals, behavioral health care hospitals, specialty facilities, free-standing emergency departments, childcare centers and medical/office buildings. As of March 31, 2025, we have seventy-six real estate investments or commitments located in twenty-one states consisting of:

•
six hospital facilities consisting of three acute care hospitals and three behavioral health care hospitals;
•
four free-standing emergency departments (“FEDs”);
•
sixty medical/office buildings, including four owned by unconsolidated limited liability companies (“LLCs”)/limited liability partnerships (“LPs”);
•
four preschool and childcare centers;
•
one vacant specialty facility, and;
•
one vacant parcel of land located in Chicago, Illinois.

Forward Looking Statements and Certain Risk Factors

You should carefully review all of the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. This Quarterly Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, or the negative of those words and expressions, as well as statements in future tense, identify forward-looking statements. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks described elsewhere herein and in our Annual Report on Form 10-K for the year ended December 31, 2024 in Item 1A Risk Factors and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements and Risk Factors and in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements and Certain Risk Factors, as included herein. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events and is subject to risks and uncertainties that are difficult to predict and many of which are outside of our control. Many factors could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•
A substantial portion of our revenues are dependent upon one operator, UHS, which comprised approximately 40% and 41% of our consolidated revenues for the three-month periods ended March 31, 2025 and 2024, respectively. We cannot assure you that subsidiaries of UHS will renew the leases on the hospital facilities and free-standing emergency departments, upon the scheduled expirations of the existing lease terms. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital facilities and FEDs, and do not enter into a substitution arrangement upon expiration of the lease terms or otherwise, our future revenues and results of operations could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to these leases.
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
•
During the past few years, our tenants have experienced inflationary pressures, primarily in personnel and certain other costs. In addition, certain of our tenants have experienced staffing shortages that has, at various times, required the hiring of expensive temporary personnel and/or enhanced wages and benefits to recruit and retain nurses and other clinical staff and support personnel. The impact of inflation and/or staffing shortages, which had a material unfavorable impact on the operating results of certain of our tenants during 2022, moderated to a certain degree since 2023. However, the extent of any future impacts from inflation on our tenants’ businesses and results of operations will be dependent upon how long the elevated inflation levels persist and the extent to which the rate of inflation further increases, if at all, neither of which we are able to predict. If elevated levels of inflation were to persist or if the rate of inflation were to accelerate, expenses of our tenants, and our direct operating expenses that are not passed on to our tenants, could increase faster than anticipated and may require utilization of our and our tenants’ capital resources sooner than expected. Further, given the complexities of the reimbursement landscape in which our tenants operate, their payers may be unwilling or unable to increase reimbursement rates to compensate for inflationary impacts. This may impact their ability and willingness to make rental payments.
•
The Full-Year Continuing Appropriations and Extensions Act, 2025 extended fiscal year 2025 appropriations to federal agencies for continuing projects and activities through September 30, 2025. We cannot predict whether or not there will be future legislation averting a federal government shutdown, however, the operating results and results of operations of certain of our tenants, and therefore potentially ours, could be materially unfavorably impacted by a federal government shutdown.
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
•
The outcome and effects of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, UHS or the other operators of our facilities. From time to time, UHS and its subsidiaries are subject to legal actions, purported shareholder class actions, shareholder derivative cases, governmental investigations and regulatory actions and the effects of adverse publicity relating to such matters. Since UHS comprised approximately 40% of our consolidated revenues during the three-month period ended March 31, 2025, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-Q and 10-K, as publicly filed with the Securities and Exchange Commission. Those filings are the sole responsibility of UHS and are not incorporated by reference herein.
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
•
Government regulations, including changes in the reimbursement levels under the Medicare and Medicaid programs. Recent focus has been paid to making significant reductions to federal expenditures, including specific reductions to Medicaid program funds and potential reduction of Medicare funding as well. Any reduction to the overall funding levels for the Medicare and Medicaid programs may negatively impact our tenants’ ability and willingness to make rental payments to us.
•
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
•
An increasing number of legislative initiatives have been passed into law that may result in major changes in the health care delivery system on a national or state level. Legislation has already been enacted that has eliminated the penalty for failing to maintain health coverage that was part of the original Patient Protection and Affordable Care Act (the “ACA”). The Biden administration had undertaken executive actions to strengthen the ACA, including issuing executive orders implementing a special enrollment period permitting individuals to enroll in health plans outside of the annual open enrollment period and reexamining policies that may undermine the ACA or the Medicaid program. The American Rescue Plan Act of 2021's expansion of subsidies to purchase coverage through an exchange, which the Inflation Reduction Act of 2022, passed on August 16, 2022, continues through 2025, has increased exchange enrollment. However, the prior President Trump administration had taken various steps having the effect of reducing enrollment through the exchange, so the likelihood of subsidy extension and other exchange-expansion activities is questionable. While attempts to repeal the entirety of the ACA have not been successful to date, a key provision of the ACA was eliminated as part of the Tax Cuts and Jobs Act and on December 14, 2018, a federal U.S. District Court Judge in Texas ruled the entire ACA is unconstitutional. That ruling was ultimately appealed to the United States Supreme Court, which decided in California v. Texas that the plaintiffs in the matter lacked standing to bring their constitutionality claims. On September 7, 2022, the ACA faced its most recent challenge when a Texas Federal District Court judge, in the case of Braidwood Management v. Becerra, ruled that certain provisions violate the Appointments Clause of the U.S. Constitution and the Religious Freedom Restoration Act. The decision was appealed to the U.S. Court of Appeals for the Fifth Circuit, which on June 21, 2024 affirmed the District Court’s ruling regarding preventive services recommended by United States Preventive Services Task Force being unconstitutional. However, the Fifth Circuit overturned the nationwide injunction imposed by the District Court, preserving access to the majority of preventive services in dispute for now. The U.S. Government has appealed to the U.S. Supreme Court and the decision remains pending. Any future efforts to challenge, replace or replace the ACA or expand or substantially amend its provision is unknown.
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
•
Fluctuations in the value of our common stock, which, among other things could be affected by changes in the interest rate environment.
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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies or estimates from those disclosed in our 2024 Annual Report on Form 10-K.

Results of Operations

During the three-month period ended March 31, 2025, net income was $4.8 million, as compared to $5.3 million during the first quarter of 2024. The $523,000 decrease was attributable to:

•
a decrease of $401,000 resulting from an aggregate net decrease in the income generated at various properties, and;
•
a decrease of $122,000 resulting from an increase in interest expense due primarily to an increase in our average outstanding borrowings as well as an increase in our average effective borrowing rate (which gives effect to various interest rate swap agreements).

Revenues decreased $593,000, or 2.4%, to $24.5 million during the three-month period ended March 31, 2025, as compared to $25.1 million during the three-month period ended March 31, 2024. The net decrease in revenues during the first quarter of 2025, as compared to the first quarter of 2024, was due primarily to decreased occupancy rates at several medical office buildings.

Our other operating expenses include expenses related to the consolidated MOBs as well as the vacant land and the vacant specialty facility (as discussed herein). Other operating expenses incurred in connection with these properties totaled $6.4 million during the first quarter of 2025 and $6.7 million during the first quarter of 2024. A large portion of the expenses associated with our medical office buildings are passed on directly to the tenants either directly as tenant reimbursements of common area maintenance expenses or included in base rental amounts. Tenant reimbursements for operating expenses are accrued as revenue in the same period during which the related expenses are incurred and are included as lease revenue in our condensed consolidated statements of income.

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

Below is a reconciliation of our reported net income to FFO for the three-month periods ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income	$4,777	$5,300
Depreciation and amortization expense on consolidated investments	6,845	6,809
Depreciation and amortization expense on unconsolidated affiliates	308	304
Funds From Operations	$11,930	$12,413
Weighted average number of shares outstanding - Diluted	13,851	13,824
Funds From Operations per diluted share	$0.86	$0.90

Our FFO decreased $483,000 to $11.9 million during the first quarter of 2025, as compared to $12.4 million during the first quarter of 2024. The net decrease was primarily due to the decrease in net income, as discussed above.

Other Operating Results

Interest Expense:

As reflected in the schedule below, interest expense was $4.7 million and $4.5 million during the three-month periods ended March 31, 2025 and 2024, respectively (amounts in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Revolving credit agreement	$5,043	$5,658
Mortgage interest	205	344
Interest rate swaps income, net (a.)	(773)	(1,645)
Amortization of financing fees	193	193
Other interest	1	(3)
Interest expense, net	$4,669	$4,547

(a.)
Please see below in Quantitative and Qualitative Disclosures About Market Risk-Financial Instruments for disclosure regarding our various interest rate swap agreements. Two interest rate swap agreements, with a combined aggregated notional amount of $85 million, expired in September, 2024 (consisting of a $35 million notional amount with a fixed interest rate of 1.4975% and a $50 million notional amount with a fixed interest rate of 1.144%). In October, 2024, those agreements were replaced with an interest rate swap agreement on a total notional amount of $85 million with a fixed interest rate of 3.2725%. During the three-month periods ended March 31, 2025 and 2024, net interest was paid to us from the counterparties pursuant to the interest rate swaps that were active during each period.

Interest expense increased by $122,000 during the three-month period ended March 31, 2025, as compared to the comparable period of 2024, due primarily to: (i) an $872,000 increase due to a net decrease in interest rate swap income; (ii) a $4,000 net increase in other combined interest expense, partially offset by; (iii) a $615,000 decrease in the interest expense on our Credit Agreement primarily resulting from a decrease in our average cost of borrowings (average borrowing rates, including commitment fee, of 5.935% average effective rate during the first quarter of 2025, as compared to 6.96% average effective rate during the comparable quarter of 2024) offset by an increase in our average outstanding borrowings ($344.6 million during the three months ended March 31, 2025 as compared to $327.1 million in the comparable quarter of 2024), as well as; (iv) a $139,000 decrease in mortgage interest expense (due primarily to repayment, utilizing borrowings under our Credit Agreement, of a $12.2 million fixed rate mortgage loan that matured during the second quarter of 2024).

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $11.6 million during the three-month period ended March 31, 2025 as compared to $11.7 million during the comparable period of 2024. The $127,000 net decrease was attributable to:

•
an unfavorable change of $473,000 due to a decrease in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization related to above/below market leases, amortization of deferred financing costs and stock-based compensation expense), as discussed above;
•
a favorable change of $1.3 million in accrued expenses and other liabilities;
•
an unfavorable change of $633,000 in accrued interest;
•
a favorable change of $366,000 in tenant reserves, deposits and deferred and prepaid rents;
•
an unfavorable change of $172,000 in leasing costs paid, and;
•
other combined net unfavorable changes of $513,000.

Net cash used in investing activities

Net cash used in investing activities was $1.9 million during the first three months of 2025 as compared to $8.9 million during the first three months of 2024.

During the three-month period ended March 31, 2025 we funded: (i) $328,000 in equity investments in unconsolidated LLCs, and; (ii) $1.6 million in additions to real estate investments, including tenant improvements at various MOBs.

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

Net cash used in financing activities

Net cash used in financing activities was $9.8 million during the three months ended March 31, 2025, as compared to $3.3 million during the three months ended March 31, 2024.

During the three-month period ended March 31, 2025, we paid: (i) $322,000 on mortgage notes payable that are non-recourse to us, and; (ii) $10.2 million of dividends. Additionally, during the three months ended March 31, 2025, we received: (i) $600,000 of net borrowings pursuant to our Credit Agreement, and; (ii) $35,000 of net cash from the issuance of shares of beneficial interest.

During the three-month period ended March 31, 2024, we paid: (i) $372,000 on mortgage notes payable that are non-recourse to us; (ii) $30,000 of financing costs related to the Credit Agreement, and; (iii) $10.0 million of dividends. Additionally, during the three months ended March 31, 2024, we received: (i) $7.1 million of net borrowings on our revolving credit agreement, and; (ii) $44,000 of net cash from the issuance of shares of beneficial interest.

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

No shares were issued under the Form S-3 since the effective date of April 30, 2024 through March 31, 2025. As of March 31, 2025, we have paid or incurred approximately $291,000 in various fees and expenses related to the Form S-3. The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors. We make no assurance regarding when, or if, we will issue any securities under this registration statement.

Additional cash flow and dividends paid information for the three-month periods ended March 31, 2025 and 2024:

As indicated on our condensed consolidated statement of cash flows, we generated net cash provided by operating activities of $11.6 million and $11.7 million during the three-month periods ended March 31, 2025 and 2024, respectively. As also indicated on our statement of cash flows, non-cash expenses including depreciation and amortization expense, amortization related to above/below market leases, amortization of deferred financing costs and stock-based compensation expense, as well as changes in certain assets and liabilities, are the primary differences between our net income and net cash provided by operating activities during each period.

We declared and paid dividends of $10.2 million and $10.0 million during the three-month periods ended March 31, 2025 and 2024, respectively. During the first three months of 2025, the $11.6 million of net cash provided by operating activities was approximately $1.5 million greater than the $10.2 million of dividends paid during the first three months of 2025. During the first three months of 2024, the $11.7 million of net cash provided by operating activities was approximately $1.7 million greater than the $10.0 million of dividends paid during the first three months of 2024.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the three months ended March 31, 2025 and 2024. From time to time, various other sources and uses of cash may include items such as investments and advances made to/from LLCs, additions to real estate investments, acquisitions/divestiture of properties, net borrowings/repayments of debt, and proceeds generated from the issuance of equity. Therefore, in any given period, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties. Rather, our dividends as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our $425 million Credit Agreement (which had $75.5 million of available borrowing capacity, net of outstanding borrowings as of March 31, 2025); (ii) borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our consolidated and unconsolidated LLCs/LPs; (iii) the issuance of other long-term debt, and/or; (iv) the issuance of equity. In April, 2024 we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission pursuant to which we many offer up to $100 million of securities pursuant to supplemental prospectuses which we may file from time to time.

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

On September 30, 2024, we entered into a second amendment to our credit agreement, dated as of July, 2021, and amended in May, 2023, among the Trust as borrower, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (as amended "Credit Agreement"). Among other things, the second amendment provided for the following: (i) extended the maturity date to September 30, 2028 (from July, 2025 previously), and; (ii) increased the aggregate borrowing capacity under the credit facility to $425 million (from $375 million previously) comprised of a $125 million non-amortizing term loan ("Term Loan"), and a $300 million revolving loan commitment which includes a $40 million sublimit for letters of credit, and a $30 million sublimit for swingline/short-term loans. Under the terms of the Credit Agreement, we may request that the revolving line of credit and/or the Term Loan be increased by up to an additional aggregate amount of $50 million, and we have the option to extend the maturity date for up to two additional six-month periods. Borrowings under the new facility are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the new facility are secured by first priority security interests in and liens on all equity interests in most of the Trust’s wholly-owned subsidiaries.

Borrowings under the Credit Agreement will bear interest at a rate equal to, at our option, term SOFR plus .10% ("Adjusted Term SOFR") for either one, three, or six months or the Base Rate, plus in either case, a specified margin depending on our total leverage ratio, as determined by the formula set forth in the Credit Agreement.The applicable margin on revolving loans range from 1.10% to 1.35% for Adjusted Term SOFR loans and 0.10% to 0.35% for Base Rate loans. The applicable margin on term loans range from 1.20% to 1.65% for Adjusted Term SOFR loans and 0.20% to 0.65% for Base Rate loans. The Credit Agreement defines “Base Rate” as the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 1/2 of 1%, and (c) one month Adjusted Term SOFR plus 1%. The Trust will also pay a quarterly facility fee on the $300 million revolving loan commitment ranging from 0.15% to 0.35% (depending on the Trust’s total leverage ratio).

The margins over Adjusted Term SOFR, Base Rate and the facility fee are based upon our total leverage ratio. At March 31, 2025, the applicable margin over the Adjusted Term SOFR rate for revolving loans was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%. At March 31, 2024, the applicable margin over the Adjusted Term SOFR rate for term loans was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%.

At March 31, 2025, we had $349.5 million of outstanding borrowings pursuant to the terms of our $425 million Credit Agreement and $75.5 million of available borrowing capacity. At December 31, 2024, we had $348.9 million of outstanding borrowings pursuant to the terms of our Credit Agreement in effect at that time, and $76.1 million of available borrowing capacity. There are no compensating balance requirements.

In our consolidated statements of cash flows, we report cash flows pursuant to our Credit Agreement on a net basis. Aggregate borrowings under our Credit Agreement were $13.0 million and $21.9 million during the quarters ended March 31, 2025 and 2024, respectively, and aggregate repayments were $12.4 million and $14.8 million during the quarters ended March 31, 2025 and 2024, respectively.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts then outstanding under the Credit Agreement. We were in compliance with all of the covenants in the Credit Agreement at each of March 31, 2025 and December 31, 2024. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	March 31, 2025	December 31, 2024
Tangible net worth	>= $125,000	$165,270	$172,216
Total leverage	< =60%	44.4%	44.4%
Secured leverage	< =30%	2.4%	2.4%
Unencumbered leverage	< =60%	45.9%	45.9%
Fixed charge coverage	>=1.50x	3.2x	3.2x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of March 31, 2025 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
Tuscan Professional Building fixed rate mortgage loan (b.)	$183	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	7,573	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	11,434	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	19,190
Less net financing fees	(156)
Total mortgages notes payable, non-recourse to us, net	$19,034

(a.)
All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)
This loan is scheduled to mature within the next three months, at which time we will either refinance pursuant to a new mortgage loan or repay the mortgage balance in full utilizing borrowings under our Credit Agreement.

In April, 2024, a $12.2 million fixed rate mortgage loan previously outstanding on Summerlin Hospital Medical Office Building III was fully repaid utilizing borrowings under our Credit Agreement.

At March 31, 2025 and December 31, 2024, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of March 31, 2025, had a combined carrying value of approximately $19.2 million and a combined fair value of approximately $17.7 million. The mortgages outstanding as of December 31, 2024, had a combined carrying value of approximately $19.5 million and a combined fair value of approximately $17.7 million. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosure in connection with debt instruments. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Off Balance Sheet Arrangements

At each of March 31, 2025 and December 31, 2024, we had no off balance sheet arrangements.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At March 31, 2025, the fair value of our interest rate swaps was a net asset of $4.2 million which is included in deferred charges and other assets on the accompanying condensed consolidated balance sheet. During the first quarter of 2025, we received approximately $773,000 from the counterparties, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the first quarter of 2024, we received approximately $1.6 million from the counterparties (approximately $886,000 of which relates to the two swaps that expired on September 16, 2024), adjusted for the previous quarter accrual, pursuant to the terms of the swaps. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity. Amounts are reclassified from AOCI to the income statement in the period or periods the hedged transaction affects earnings. We do not expect any gains or losses on our interest rate swaps to be reclassified to earnings in the next twelve months.

The sensitivity analysis related to our fixed and variable rate debt assumes current market rates with all other variables held constant. As of March 31, 2025, the fair value and carrying value of our debt is approximately $367.2 million and $368.7 million, respectively. As of that date, the carrying value exceeds the fair value by approximately $1.5 million.

The table below presents information regarding our financial instruments that are sensitive to changes in interest rates. For debt obligations, the amounts of which are as of March 31, 2025, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2025	2026	2027	2028	2029	Thereafter	Total
Long-term debt:
Fixed rate:
Debt(a)	$617	$600	$626	$653	$680	$16,014	$19,190
Average interest rates	4.30%	4.20%	4.20%	4.30%	4.30%	4.40%	4.30%
Variable rate:
Debt(b)	$—	$—	$—	$349,500	$—	$—	$349,500
Average interest rates	—	—	—	5.75%	—	—	5.75%
Interest rate swaps:
Notional amount(c)	$—	$—	$80,000	$85,000	$—	$—	$165,000
Interest rates	—	—	1.58%	3.27%	—	—	2.45%

(a)
Consists of non-recourse mortgage notes payable.
(b)
Consists of $349.5 million of outstanding borrowings under the terms of our $425 million Credit Agreement which has a scheduled maturity date of September 30, 2028.
(c)
Includes: (i) a $55 million interest rate swap with a fixed interest rate of 0.5050% that is scheduled to mature in March, 2027; (ii) a $25 million interest rate swap with a fixed interest rate of 3.9495% that is scheduled to mature in December, 2027, and; (iii) a $85 million interest rate swap with a fixed interest rate of 3.2725% that is scheduled to mature in September, 2028.

As calculated based upon our variable rate debt outstanding as of March 31, 2025 that is subject to interest rate fluctuations, and giving effect to the three interest rate swaps as reflected on the table above, each 1% change in interest rates would impact our net income by approximately $1.8 million.

Item 4. Controls and Procedures

As of March 31 2025, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”).

Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2024 includes a listing of risk factors to be considered by investors in our securities. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 5. Other Information

None of the Trust’s Board of Trustees or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Trust’s quarter ended March 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

Date: May 8, 2025	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

/s/ Alan B. Miller
Alan B. Miller,
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Charles F. Boyle
Charles F. Boyle, Senior Vice President and Chief Financial Officer (Principal Financial Officer)