Form 10-Q
period 2025-06-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2025-08-08
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Number of common shares of beneficial interest outstanding at July 31, 2025—13,874,130

UNIVERSAL HEALTH REALTY INCOME TRUST

This Quarterly Report on Form 10-Q is for the quarter ended June 30, 2025. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

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

In this Quarterly Report, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 95%. As of June 30, 2025, we had investments in four jointly-owned LLCs/LPs. We currently account for our share of the income/loss from these investments by the equity method (see Note 5 to the condensed consolidated financial statements - Summarized Financial Information of Equity Affiliates).

Part I. Financial Information

Item I. Financial Statements

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2025 and 2024

(amounts in thousands, except per share information)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Lease revenue - UHS facilities (a.)	$8,381	$8,454	$16,708	$17,118
Lease revenue - Non-related parties	14,573	14,359	28,899	28,846
Other revenue - UHS facilities	237	220	466	440
Other revenue - Non-related parties	327	342	641	751
Interest income on financing leases - UHS facilities	1,350	1,359	2,702	2,720
	24,868	24,734	49,416	49,875
Expenses:
Depreciation and amortization	6,994	6,806	13,839	13,615
Advisory fees to UHS	1,391	1,369	2,755	2,707
Other operating expenses	7,639	6,975	14,944	14,506
	16,024	15,150	31,538	30,828
Income before equity in income of unconsolidated limited liability companies ("LLCs") and interest expense	8,844	9,584	17,878	19,047
Equity in income of unconsolidated LLCs	365	272	777	656
Interest expense, net	(4,717)	(4,580)	(9,386)	(9,127)
Net income	$4,492	$5,276	$9,269	$10,576
Basic earnings per share	$0.33	$0.38	$0.67	$0.77
Diluted earnings per share	$0.32	$0.38	$0.67	$0.76

Weighted average number of shares outstanding - Basic	13,815	13,798	13,812	13,795
Weighted average number of shares outstanding - Diluted	13,856	13,832	13,853	13,828

(a.) Includes bonus rental on McAllen Medical Center, a UHS acute care hospital facility of $861 and $758 for the three-month periods ended June 30, 2025 and 2024, respectively, and $1.7 million and $1.5 million for the six-month periods ended June 30, 2025 and 2024, respectively.

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2025 and 2024

(amounts in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$4,492	$5,276	$9,269	$10,576
Other comprehensive loss:
Unrealized derivative loss on cash flow hedges	(1,458)	(1,062)	(3,678)	(871)
Total other comprehensive loss:	(1,458)	(1,062)	(3,678)	(871)
Total comprehensive income	$3,034	$4,214	$5,591	$9,705

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(amounts in thousands, except share information)

(unaudited)

	June 30,	December 31,
	2025	2024
Assets:
Real Estate Investments:
Buildings and improvements and construction in progress	$659,830	$655,996
Accumulated depreciation	(299,345)	(286,932)
	360,485	369,064
Land	56,870	56,870
Net Real Estate Investments	417,355	425,934
Financing receivable from UHS	82,479	82,798
Net Real Estate Investments and Financing receivable	499,834	508,732
Investments in limited liability companies ("LLCs")	20,947	13,948
Other Assets:
Cash and cash equivalents	6,554	7,097
Lease and other receivables from UHS	6,811	7,131
Lease receivable - other	8,517	7,975
Intangible assets (net of accumulated amortization of $11.3 million during each period)	6,458	7,325
Right-of-use land assets, net	10,903	10,918
Deferred charges, notes receivable and other assets, net	12,992	17,736
Total Assets	$573,016	$580,862
Liabilities:
Line of credit borrowings	$354,800	$348,900
Mortgage notes payable, non-recourse to us, net	18,714	19,349
Accrued interest	886	694
Accrued expenses and other liabilities	11,399	10,444
Ground lease liabilities, net	10,903	10,918
Tenant reserves, deposits and deferred and prepaid rents	11,162	11,016
Total Liabilities	407,864	401,321
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2025 - 13,874,091; 2024 - 13,850,608	139	138
Capital in excess of par value	271,557	271,092
Cumulative net income	854,564	845,295
Cumulative dividends	(963,842)	(943,396)
Accumulated other comprehensive income	2,734	6,412
Total Equity	165,152	179,541
Total Liabilities and Equity	$573,016	$580,862

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Six Months Ended June 30, 2025

(amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity

January 1, 2025	13,851	$138	$271,092	$845,295	$(943,396)	$6,412	$179,541
Shares of Beneficial Interest:
Issued, net	24	1	75	—	—	—	76
Repurchased	(1)		(36)				(36)
Restricted stock-based compensation expense	—	—	426	—	—	—	426
Dividends and dividend equivalents ($1.475/share)	—	—	—	—	(20,446)	—	(20,446)
Comprehensive income:
Net income	—	—	—	9,269	—	—	9,269
Unrealized net (loss)/gain on cash flow hedges	—	—	—	—	—	(3,678)	(3,678)
Subtotal - comprehensive income				9,269		(3,678)	5,591
June 30, 2025	13,874	$139	$271,557	$854,564	$(963,842)	$2,734	$165,152

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Six Months Ended June 30, 2024

(amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity

January 1, 2024	13,824	$138	$270,398	$826,061	$(902,975)	$7,312	$200,934
Shares of Beneficial Interest:
Issued, net	26	—	(207)	—	—	—	(207)
Repurchased	(1)	—	(12)	—	—	—	(12)
Restricted stock-based compensation expense	—	—	413	—	—	—	413
Dividends and dividend equivalents ($1.455/share)	—	—	—	—	(20,132)	—	(20,132)
Comprehensive income:
Net income	—	—	—	10,576	—	—	10,576
Unrealized net (loss)/gain on cash flow hedges	—	—	—	—	—	(871)	(871)
Subtotal - comprehensive income				10,576		(871)	9,705
June 30, 2024	13,849	$138	$270,592	$836,637	$(923,107)	$6,441	$190,701

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended June 30, 2025

(amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity

April 1, 2025	13,851	$138	$271,340	$850,072	$(953,576)	$4,192	$172,166
Shares of Beneficial Interest:
Issued, net	24	1	40	—	—	—	41
Repurchased	(1)		(36)				(36)
Restricted stock-based compensation expense	—	—	213	—	—	—	213
Dividends and dividend equivalents ($.74/share)	—	—	—	—	(10,266)	—	(10,266)
Comprehensive income:
Net income	—	—	—	4,492	—	—	4,492
Unrealized net (loss)/gain on cash flow hedges	—	—	—	—	—	(1,458)	(1,458)
Subtotal - comprehensive income				4,492		(1,458)	3,034
June 30, 2025	13,874	$139	$271,557	$854,564	$(963,842)	$2,734	$165,152

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended June 30, 2024

(amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity

April 1, 2024	13,825	$138	$270,454	$831,361	$(912,998)	$7,503	$196,458
Shares of Beneficial Interest:
Issued, net	25	—	(61)	—	—	—	(61)
Repurchased	(1)	—	(12)	—	—	—	(12)
Restricted stock-based compensation expense	—	—	211	—	—	—	211
Dividends and dividend equivalents ($.73/share)	—	—	—	—	(10,109)	—	(10,109)
Comprehensive income:
Net income	—	—	—	5,276	—	—	5,276
Unrealized net (loss)/gain on cash flow hedges	—	—	—	—	—	(1,062)	(1,062)
Subtotal - comprehensive income				5,276		(1,062)	4,214
June 30, 2024	13,849	$138	$270,592	$836,637	$(923,107)	$6,441	$190,701

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$9,269	$10,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,839	13,615
Amortization related to above/below market leases, net	(85)	(89)
Amortization of deferred financing costs	381	383
Stock-based compensation expense	426	413
Changes in assets and liabilities:
Lease receivable	(222)	(375)
Accrued expenses and other liabilities	1,039	(1,309)
Tenant reserves, deposits and deferred and prepaid rents	146	(157)
Accrued interest	192	534
Leasing costs paid	(1,064)	(764)
Other, net	1,375	1,038
Net cash provided by operating activities	25,296	23,865
Cash flows from investing activities:
Investments in LLCs	(6,802)	(5,892)
Advance made to third-party partners, net	(335)	(128)
Cash distributions from LLCs	167	688
Additions to real estate investments, net	(3,713)	(4,335)
Net cash used in investing activities	(10,683)	(9,667)
Cash flows from financing activities:
Net borrowings on the line of credit	5,900	16,300
Repayments of mortgage notes payable	(649)	(12,918)
Financing costs paid	-	(49)
Dividends paid	(20,482)	(20,156)
Issuance of shares of beneficial interest, net	75	(10)
Net cash used in financing activities	(15,156)	(16,833)
Decrease in cash and cash equivalents	(543)	(2,635)
Cash and cash equivalents, beginning of period	7,097	8,212
Cash and cash equivalents, end of period	$6,554	$5,577
Supplemental disclosures of cash flow information:
Interest paid	$8,812	$8,211
Invoices accrued for construction and improvements	$643	$902

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the quarter ended June 30, 2025. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%. As of June 30, 2025, we had investments in four jointly-owned LLCs/LPs. We currently account for our share of the income/loss from these investments by the equity method (see Note 5).

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

(2) Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions

Leases: We commenced operations in 1986 by purchasing certain properties from subsidiaries of UHS and immediately leasing the properties back to the respective subsidiaries. The base rentals and lease and renewal terms for each of the hospitals leased to subsidiaries of UHS as of June 30, 2025, are provided below. The base rents are paid monthly. The lease on McAllen Medical Center also provides for bonus rent which is paid quarterly based upon a computation that compares the hospital’s current quarter revenue to a corresponding quarter in the base year. The hospital leases with subsidiaries of UHS, with the exception of the lease on Clive Behavioral Health Hospital (which is operated by UHS in a joint venture with an unrelated third party), are unconditionally guaranteed by UHS and are cross-defaulted with one another. The lease for the Clive facility is guaranteed on a several basis by UHS (52%) and Catholic Health Initiatives-Iowa (48%).

The combined revenues generated from the leases on the three acute care and three behavioral health care hospital facilities leased to subsidiaries of UHS at June 30, 2025, accounted for approximately 24% of our consolidated revenues during each of the three months ended June 30, 2025 and 2024 and approximately 25% and 24% of our consolidated revenues for the six months ended June 30, 2025 and 2024, respectively. In addition to the six UHS hospital facilities, we have twenty properties consisting of medical/office buildings and free-standing emergency departments ("FEDs") that are either wholly or jointly-owned by us that include tenants which are subsidiaries of UHS. The aggregate revenues generated from UHS-related tenants comprised approximately 40% of our consolidated revenues during each of the three and six-month periods ended June 30, 2025, and 41% during each of the three and six-month periods ended June 30, 2024.

In December, 2021, we entered into an asset purchase and sale agreement, as amended, with UHS and certain of its affiliates. Pursuant to the terms of the transaction, in addition to $4.1 million in cash paid by us to UHS, a wholly-owned subsidiary of UHS purchased from us, the real estate assets of an acute care hospital located in California (at its fair market value) and two wholly-owned subsidiaries of UHS transferred to us (at their fair market values), the real estate assets of Aiken Regional Medical Center (“Aiken”), located in Aiken, South Carolina (which includes an acute care hospital and a behavioral health pavilion), and Canyon Creek Behavioral Health (“Canyon Creek”), located in Temple, Texas. As a result of UHS’ purchase option within the lease agreements of Aiken and Canyon Creek, the transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and the properties acquired by us in connection with the asset purchase and sale agreement with UHS were accounted for as financing arrangements. Pursuant to the leases, the aggregate annual rental rate during 2025 on the acquired properties, which is payable to us on a monthly basis, is approximately $6.0 million ($4.1 million related to Aiken and $1.9 million related to Canyon Creek). The portion of the lease payments that is included in our consolidated statements of income, and reflected as interest income on financing leases, was approximately $1.4 million for each of the three months ended June 30, 2025 and 2024, and approximately $2.7 million for each of the six-month periods ended June 30, 2025 and 2024. There is no bonus rental component applicable to either of these leases. Our consolidated balance sheets as of June 30, 2025 and December 31, 2024 include financing receivables related to this transaction of $82.5 million and $82.8 million, respectively.

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

The table below details the existing lease terms and renewal options for each of the hospital leases that are related to UHS as of June 30, 2025, consisting of three acute care hospitals and three behavioral health hospitals:

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

During the first quarter of 2023, construction was substantially completed on Sierra Medical Plaza I, a multi-tenant medical office building ("MOB") located in Reno, Nevada, consisting of approximately 86,000 rentable square feet. This MOB is located on the campus of the Northern Nevada Sierra Medical Center, a newly constructed acute care hospital that is owned and operated by a wholly-owned subsidiary of UHS, which was completed and opened during April of 2022. The cost of the MOB is estimated to be approximately $35 million, approximately $30 million of which was incurred as of June 30, 2025. In connection with this MOB, we entered into a ground lease and master flex-lease agreement with a wholly-owned subsidiary of UHS both of which commenced during March, 2023. The master flex lease agreement has a ten-year term scheduled to expire on March 31, 2033. The MOB is 68% leased including the ten-year master flex lease for 34% of the rentable square feet. The master flex-lease agreement is subject to a reduction based upon the execution of third-party leases. The ground lease has a 75-year term scheduled to expire on March 2, 2098.

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

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of June 30, 2025 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time special compensation awards in the form of restricted stock and/or cash bonuses.

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

Our advisory fee for the three months ended June 30, 2025 and 2024, was computed at 0.70% of our average invested real estate assets, as derived from our condensed consolidated balance sheets. Based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the advisory fee computation remained unchanged for 2025 as compared to 2024 and 2023. The average real estate assets for advisory fee calculation purposes exclude certain items from our condensed consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, lease receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Advisory fees incurred and paid (or payable) to UHS amounted to approximately $1.4 million for each of the three-month periods ended June 30, 2025 and 2024, respectively, and were based upon average invested real estate assets of $795 million and $782 million, respectively. Advisory fees incurred and paid (or payable) to UHS amounted to approximately $2.8 million and $2.7 million for the six-month periods ended June 30, 2025 and 2024, respectively, and were based upon average invested real estate assets of $787 million and $773 million, respectively

Share Ownership: As of June 30, 2025 and December 31, 2024, UHS owned 5.7% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the Securities and Exchange Commission ("SEC") and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from the UHS-related tenants comprised approximately 40% and 41% of our consolidated revenues during each of the three and six-month periods ended June 30, 2025 and 2024, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends and Equity Issuance Program

Dividends and dividend equivalents:

We declared and paid dividends of approximately $10.3 million, or $.740 per share, during the second quarter of 2025 and approximately $10.2 million, or $.730 per share, during the second quarter of 2024. We declared and paid dividends of approximately $20.5 million, or $1.475 per share, during the six-month period ended June 30, 2025, and approximately $20.2 million, or $1.455 per share, during the comparable period of 2024. Amounts reflected above include accrued dividends that were paid related to the vesting of restricted stock. Dividend equivalents, which are applicable to shares of unvested restricted stock, were accrued during the first six months of 2025 and 2024 and were or will be paid upon vesting of the restricted stock.

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

No shares were issued under the Form S-3 since the effective date of April 30, 2024 through June 30, 2025. As of June 30, 2025, we have paid or incurred approximately $291,000 in various fees and expenses related to the Form S-3. The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors. We make no assurance regarding when, or if, we will issue any securities under this registration statement.

(4) Acquisitions and Divestitures

There were no acquisitions or divestitures during the six-month periods ended June 30, 2025 and 2024.

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

At June 30, 2025, we have non-controlling equity investments or commitments in four jointly-owned LLCs/LPs which own MOBs. As of June 30, 2025 we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities which we are the primary beneficiary nor do we have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash funding is typically advanced as equity or member loans. These entities maintain property insurance on the properties.

The following property table represents the four LLCs/LPs in which we owned a non-controlling interest and were accounted for under the equity method as of June 30, 2025:

Name of LLC/LP	Ownership	Property Owned by LLC/LP
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)(b.)	74%	Mid Coast Hospital MOB
FTX MOB Phase II	95%	Forney Medical Plaza II
Grayson Properties II (c.)	95%	Texoma Medical Plaza II
(a.)
This LLC has a third-party term loan of $8.0 million, which is non-recourse to us, outstanding as of June 30, 2025.
(b.)
We are the lessee with a third party on a ground lease for land.

(c.)
This LP constructed, owns and operates the Texoma Medical Plaza II which is located in Denison, Texas, on the campus of a hospital owned and operated by a wholly-owned subsidiary of UHS. We have committed to invest up to $10.1 million in equity and debt financing, of which $7.7 million, net, has been funded as of June 30, 2025. This LP had a third-party construction loan with a remaining outstanding balance of $6.8 million in May, 2025, at which time it was fully repaid. Our $6.5 million pro rata share of the loan repayment, as well as the third-party partner's pro rata net share of $335,000, were funded utilizing borrowings from our Credit Agreement. The third-party partner's net share was funded with a loan from us which is scheduled to be repaid in full, with interest, during the third quarter of 2025. We are the lessee with a UHS-related party for the land related to this property.

Below are the condensed combined statements of income (unaudited) for the four LLCs/LPs accounted for under the equity method at June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(amounts in thousands)		(amounts in thousands)
Revenues	$2,141	$2,057	$4,443	$4,307
Operating expenses	859	826	$1,745	1,724
Depreciation and amortization	470	472	$942	946
Interest, net	112	142	$249	301
Net income	$700	$617	$1,507	$1,336
Our share of net income	$365	$272	$777	$656

Below are the condensed combined balance sheets (unaudited) for the four above-mentioned LLCs/LPs that were accounted for under the equity method as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(amounts in thousands)
Net property, including construction in progress	$26,425	$27,119
Other assets (a.)	5,944	4,678
Total assets	$32,369	$31,797

Other liabilities (a.)	$2,673	$2,405
Mortgage notes payable, non-recourse to us	8,029	15,047
Equity	21,667	14,345
Total liabilities and equity	$32,369	$31,797

Investments in and advances to LLCs before amounts included in
accrued expenses and other liabilities	$20,947	$13,948
Amounts included in accrued expenses and other liabilities	(1,799)	(1,770)
Our share of equity in LLCs, net	$19,148	$12,178

(a.)
Other assets and other liabilities as of June 30, 2025 and December 31, 2024 include approximately $647,000 and $649,000, respectively, of right-of-use land assets and right-of-use land liabilities related to ground leases whereby the LLC/LP is the lessee, with third party lessors, including subsidiaries of UHS.

As of June 30, 2025, and December 31, 2024, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs/LPs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

	Mortgage Loan Balance (a.)
Name of LLC/LP	6/30/2025	12/31/2024	Maturity Date
Brunswick Associates (2.80% fixed rate mortgage loan)	$8,029	$8,173	December, 2030
Grayson Properties II (3.70% fixed rate construction loan) (b.)	-	6,874	Repaid in May, 2025
	$8,029	$15,047
(a.)
All mortgage loans require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(b.)
This third-party construction loan had a remaining outstanding balance of $6.8 million in May, 2025, at which time it was fully repaid. Our $6.5 million pro rata share of the loan repayment, as well as the third-party partner's pro rata net share of $335,000, were funded utilizing borrowings from our Credit Agreement. The third-party partner's net share was funded with a loan from us which is scheduled to be repaid in full, with interest, during the third quarter of 2025.

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

(7) Lease Accounting

As Lessor:

We lease most of our operating properties to customers under agreements that are typically classified as operating leases (two of our leases are accounted for as financing arrangements as discussed in Note 2-Relationship with Universal Health Services, Inc. and Related Party Transactions). We recognize the total minimum lease payments provided for under the operating leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses, including common area maintenance, real estate taxes and insurance are recovered from our customers. We record amounts reimbursed by customers in the period that the applicable expenses are incurred, which is generally ratably throughout the term of the lease. We have elected the package of practical expedients that allows lessors to not separate lease and non-lease components by class of underlying asset. This practical expedient allowed us to not separate expenses reimbursed by our customers (“tenant reimbursements”) from the associated rental revenue if certain criteria were met. We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated tenant reimbursements are the same, and for the leases that qualify as operating leases, we accounted for and presented rental revenue and tenant reimbursements as a single component under Lease revenue in our consolidated statements of income for the three and six months ended June 30, 2025 and 2024.

The components of the “Lease revenue – UHS facilities” and “Lease revenue – Non-related parties” captions for the three and six month periods ended June 30, 2025 and 2024 are disaggregated below (in thousands). Base rents are primarily stated rent amounts provided for under the leases that are recognized on a straight-line basis over the term of the lease. Bonus rents and tenant reimbursements represent amounts where tenants are contractually obligated to pay an amount that is variable in nature.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
UHS facilities:
Base rents	$6,758	$6,888	$13,443	$13,860
Bonus rents (a.)	861	758	1,678	1,541
Tenant reimbursements	762	808	1,587	1,717
Lease revenue - UHS facilities	$8,381	$8,454	$16,708	$17,118

Non-related parties:
Base rents	$11,273	$10,872	$22,457	$22,044
Tenant reimbursements	3,300	3,487	6,442	6,802
Lease revenue - Non-related parties	$14,573	$14,359	$28,899	$28,846

(a.) Consists of bonus rental earned in connection with McAllen Medical Center.

As Lessee:

We are the lessee with various third parties, including subsidiaries of UHS, in connection with ground leases for land at fifteen of our consolidated properties. Our right-of-use land assets represent our right to use the land for the lease term and our lease liabilities represent our obligation to make lease payments arising from the leases. Right-of-use assets and lease liabilities were recognized upon adoption of Topic 842 based on the present value of lease payments over the lease term. We utilized our estimated incremental borrowing rate, which was derived from information available as of January 1, 2019, or the commencement date of the ground lease, whichever is later, in determining the present value of lease payments for active leases on that date. A right-of-use asset and lease liability are not recognized for leases with an initial term of 12 months or less, as these short-term leases are accounted for similarly to previous guidance for operating leases. We do not currently have any ground leases with an initial term of 12 months or less. As of June 30, 2025, our condensed consolidated balance sheet includes right-of-use land assets of approximately $10.9 million and ground lease liabilities of approximately $10.9 million.

Disclosures Related to Certain Hospital Facilities:

Chicago, Illinois - Land: Demolition of the former hospital was completed during 2023.

Evansville, Indiana - Specialty Facility: The facility has been vacant since 2019.

The aggregate operating expenses incurred by us in connection with these properties were $151,000 for the three-month period ended June 30, 2025 and ($424,000) for the three-month period ended June 30, 2024 (including a credit of $563,000 for a property tax reduction relating primarily to prior periods). The aggregate operating expenses incurred by us in connection with these properties were $321,000 for the six-month period ended June 30, 2025 and ($246,000) for the six-month period ended June 30, 2024 (including the $563,000 property tax reduction).

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

The margins over Adjusted Term SOFR, Base Rate and the facility fee are based upon our total leverage ratio. At June 30, 2025, the applicable margin over the Adjusted Term SOFR rate for revolving loans was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%. At June 30, 2024, the applicable margin over the Adjusted Term SOFR rate for term loans was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%.

At June 30, 2025, we had $354.8 million of outstanding borrowings pursuant to the terms of our $425 million Credit Agreement and $70.2 million of available borrowing capacity. At December 31, 2024, we had $348.9 million of outstanding borrowings pursuant to the terms of our Credit Agreement in effect at that time, and $76.1 million of available borrowing capacity. The fair value of the outstanding borrowings pursuant to our Credit Agreement were the same as the carrying amounts as of each date. There are no compensating balance requirements.

In our consolidated statements of cash flows, we report cash flows pursuant to our Credit Agreement on a net basis. Aggregate borrowings under our Credit Agreement were $19.6 million and $25.2 million during the quarters ended June 30, 2025 and 2024, respectively, and aggregate repayments were $14.3 million and $15.9 million during the quarters ended June 30, 2025 and 2024, respectively. Aggregate borrowings under our Credit Agreement were $32.6 million and $47.0 million during the six-months ended June 30, 2025 and 2024, respectively, and aggregate repayments were $26.7 million and $30.7 million during the six-months ended June 30, 2025 and 2024, respectively.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts then outstanding under the Credit Agreement. We were in compliance with all of the covenants in the Credit Agreement at each of June 30, 2025 and December 31, 2024. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	June 30, 2025	December 31, 2024
Tangible net worth	>= $125,000	$158,694	$172,216
Total leverage	< =60%	43.8%	44.4%
Secured leverage	< =30%	2.3%	2.4%
Unencumbered leverage	< =60%	45.5%	45.9%
Fixed charge coverage	>=1.50x	3.1x	3.2x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of June 30, 2025 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	$7,499	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	11,364	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	18,863
Less net financing fees	(149)
Total mortgages notes payable, non-recourse to us, net	$18,714

(a.)
All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.

In May, 2025, a fixed rate mortgage loan on Tuscan Professional Building, with a remaining balance of $122,000 as of that date, was fully repaid upon its schedule maturity date.

In April, 2024, a $12.2 million fixed rate mortgage loan previously outstanding on Summerlin Hospital Medical Office Building III was fully repaid utilizing borrowings under our Credit Agreement.

At June 30, 2025 and December 31, 2024, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of June 30, 2025, had a combined carrying value of approximately $18.9 million and a combined fair value of approximately $17.4 million. The mortgages outstanding as of December 31, 2024, had a combined carrying value of approximately $19.5 million and a combined fair value of approximately $17.7 million. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosure in connection with debt instruments. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At June 30, 2025, the fair value of our interest rate swaps was a net asset of $2.7 million which is included in deferred charges and other assets on the accompanying condensed consolidated balance sheet. During the first six months of 2025, we received approximately $1.6 million from the counterparties, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the second quarter of 2025, we received approximately $780,000 from the counterparties, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the first six months of 2024, we received approximately $3.3 million from the counterparties (approximately $1.8 million of which relates to the two swaps that expired on September 16, 2024), adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the second quarter of 2024, we received approximately $1.6 million from the counterparties (approximately $884,000 of which relates to the two swaps that expired on September 16, 2024), adjusted for the previous quarter accrual, pursuant to the terms of the swaps. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity. Amounts are reclassified from AOCI to the income statement in the period or periods the hedged transaction affects earnings. We do not expect any gains or losses on our interest rate swaps to be reclassified to earnings in the next twelve months.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Revenues from facilities	$23,449	$23,309	$46,572	$47,022
Interest income on financing leases - UHS facilities	1,350	1,359	2,702	2,720
All other revenues	69	66	142	133
Total revenue	$24,868	$24,734	$49,416	$49,875

Expenses:
Depreciation and amortization	$(6,994)	$(6,806)	$(13,839)	$(13,615)
Advisory fees to UHS	(1,391)	(1,369)	(2,755)	(2,707)
Other operating expenses (a.)	(7,639)	(6,975)	(14,944)	(14,506)
Equity in income of unconsolidated LLCs	365	272	777	656
Interest expense, net	(4,717)	(4,580)	(9,386)	(9,127)
Consolidated net income	$4,492	$5,276	$9,269	$10,576

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

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human-service related facilities currently including acute care hospitals, behavioral health care hospitals, specialty facilities, free-standing emergency departments, childcare centers and medical/office buildings. As of June 30, 2025, we have seventy-six real estate investments or commitments located in twenty-one states consisting of:

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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events and is subject to risks and uncertainties that are difficult to predict and many of which are outside of our control. Many factors could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•
A substantial portion of our revenues are dependent upon one operator, UHS, which comprised approximately 40% of our consolidated revenues during each of the three and six-month periods ended June 30, 2025, and 41% during each of the three and six-month periods ended June 30, 2024. We cannot assure you that subsidiaries of UHS will renew the leases on the hospital facilities and free-standing emergency departments, upon the scheduled expirations of the existing lease terms. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital facilities and FEDs, and do not enter into a substitution arrangement upon expiration of the lease terms or otherwise, our future revenues and results of operations could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to these leases.
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
•
Legislation adopted on July 4, 2025 (commonly known as the One Big Beautiful Bill Act) attaches work and community service requirements to eligibility for Medicaid benefits that will have the effect of limiting Medicaid enrollment and expenditure. That legislation also places limits on provider fees used to increase federal Medicaid funding to states. The legislation prohibits states not previously having expanded Medicaid eligibility to 138% of federal poverty level from increasing the rate of current provider fees which fund certain state supplemental payments or increasing the base of the fee to a class or items of services that the fee did not previously cover. That current provider fee threshold will remain at 6%. For states having expanded Medicaid eligibility under the ACA, the provider fee threshold will be reduced by 0.5% annually between federal fiscal years 2028 and 2032 with the resulting threshold ultimately becoming 3.5%. The legislation also eliminates certain insurance exchange premium tax credits beyond 2025 and insurance exchange enrollment is expected to be adversely impacted. All of these factors may be expected to reduce the revenues of the operators of our properties, and likely increase the level of uncompensated care provided by the operators of our hospital facilities, including UHS. As a result, our results of operations may be unfavorably impacted.
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
•
The potential unfavorable impact on our business of a deterioration in national, regional and local economic and business conditions, including a worsening of credit and/or capital market conditions, which may adversely affect our ability to obtain capital which may be required to fund the future growth of our business and refinance existing debt with near term maturities.
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
•
The outcome and effects of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, UHS or the other operators of our facilities. From time to time, UHS and its subsidiaries are subject to legal actions, purported shareholder class actions, shareholder derivative cases, governmental investigations and regulatory actions and the effects of adverse publicity relating to such matters. Since UHS comprised approximately 40% of our consolidated revenues during each of the three and six months ended June 30, 2025, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-Q and 10-K, as publicly filed with the Securities and Exchange Commission. Those filings are the sole responsibility of UHS and are not incorporated by reference herein.
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
•
There are additional legislative changes that are likely to result in major changes in the health care delivery system on a national or state level. For example, Congress has reduced to $0 the penalty for failing to maintain health coverage that was part of the original Patient Protection and Affordable Care Act, as amended by the Health and Education Reconciliation Act (collectively, the “ACA") as part of the Tax Cuts and Jobs Act. The Biden administration had issued executive orders implementing a special enrollment period permitting individuals to enroll in health plans outside of the annual open enrollment period and reexamining policies that may undermine the ACA or the Medicaid program. The Inflation Reduction Act of 2022 (“IRA”) was passed on August 16, 2022, which among other things, allows for the Centers for Medicare and Medicaid Services to negotiate prices for certain single-source drugs reimbursed under Medicare Part B and Part D. The American Rescue Plan Act’s expansion of subsidies to purchase coverage through an ACA exchange, which the IRA continued through 2025, has increased insurance exchange enrollment. However, the Trump administration has already taken steps to undo these Biden-era initiatives, including adopting legislation eliminating certain insurance exchange premium tax credits.
•
There have been numerous political and legal efforts to expand, repeal, replace or modify the ACA since its enactment, some of which have been successful, in part, in modifying the ACA, as well as court challenges to the constitutionality of the ACA. The U.S. Supreme Court held in California v. Texas that the plaintiffs lacked standing to challenge the ACA’s requirement to obtain minimum essential health insurance coverage, or the individual mandate. The Court dismissed the case without specifically ruling on the constitutionality of the ACA. The ACA faced its most recent challenge when the Supreme Court, in the June 2025 Kennedy v. Braidwood Management decision, opined in favor of ACA HIV preventive care coverage. The impacts of this decision cannot be predicted. Any future efforts to challenge, replace or replace the ACA or expand or substantially amend its provision is unknown.
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

Results of Operations

During the three-month period ended June 30, 2025, net income was $4.5 million, as compared to $5.3 million during the second quarter of 2024. The $784,000 decrease was attributable to:

•
a decrease of $563,000 resulting from a property tax reduction at our property located in Chicago, Illinois, recorded during the second quarter of 2024;
•
a decrease of $137,000 resulting from an increase in interest expense due primarily to an increase in our average borrowings outstanding pursuant to our credit agreement, and;
•
a decrease of $84,000 resulting from an aggregate net decrease in the income generated at various properties.

During the six-month period ended June 30, 2025, net income was $9.3 million, as compared to $10.6 million during the corresponding six-month period of 2024. The $1.3 million decrease was attributable to:

•
a decrease of $563,000 resulting from a property tax reduction at our property located in Chicago, Illinois, recorded during the second quarter of 2024;
•
a decrease of $486,000 resulting from an aggregate net decrease in the income generated at various properties, and;
•
a decrease of $259,000 resulting from an increase in interest expense due primarily to an increase in our average borrowings outstanding pursuant to our credit agreement.

Revenues increased $134,000, to $24.9 million during the three-month period ended June 30, 2025, as compared to $24.7 million during the three-month period ended June 30, 2024. Revenues decreased $459,000 to $49.4 million during the six-month period ended June 30, 2025, as compared to $49.9 million during the six-month period ended June 30, 2024. The net decrease in revenues during the first six months of 2025, as compared to the first six months of 2024, occurred primarily during the first quarter of 2025 (as compared to the first quarter of 2024) and resulted primarily from decreased occupancy rates at certain MOBs.

Our other operating expenses include expenses related to the consolidated MOBs as well as the vacant land and the vacant specialty facility (as discussed herein). Other operating expenses incurred in connection with these properties totaled $6.7 million during the second quarter of 2025 and $6.0 million during the second quarter of 2024. Other operating expenses amounted to $13.1 million and $12.8 million during the six-month periods ended June 30, 2025 and 2024, respectively. Our operating expenses during the three and six-month periods ended June 30, 2024 include a property tax reduction of approximately $563,000, which related primarily to prior periods, recorded in connection with our property located in Chicago, Illinois. A large portion of the expenses associated with our MOBs are passed on directly to the tenants either directly as tenant reimbursements of common area maintenance expenses or included in base rental amounts. Tenant reimbursements for operating expenses are accrued as revenue in the same period during which the related expenses are incurred and are included as lease revenue in our condensed consolidated statements of income.

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

Below is a reconciliation of our reported net income to FFO for the three and six-month periods ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$4,492	$5,276	$9,269	$10,576
Depreciation and amortization expense on consolidated investments	6,994	6,806	13,839	13,615
Depreciation and amortization expense on unconsolidated affiliates	308	303	616	607
Funds From Operations	$11,794	$12,385	$23,724	$24,798
Weighted average number of shares outstanding - Diluted	13,856	13,832	13,853	13,828
Funds From Operations per diluted share	$0.85	$0.90	$1.71	$1.79

Our FFO decreased $591,000 to $11.8 million during the second quarter of 2025, as compared to $12.4 million during the second quarter of 2024. The net decrease was primarily due to the decrease in net income, as discussed above, partially offset by a $193,000 increase in depreciation and amortization expense.

Our FFO decreased $1.1 million to $23.7 million during the first six months of 2025, as compared to $24.8 million during the first six months of 2024. The net decrease was primarily due to the decrease in net income, as discussed above, partially offset by a $233,000 increase in depreciation and amortization expense.

Other Operating Results

Interest Expense:

As reflected in the schedule below, interest expense was $4.7 million and $4.6 million during the three-month periods ended June 30, 2025 and 2024, respectively, and $9.4 million and $9.1 million during the six-month periods ended June 30, 2025 and 2024, respectively (amounts in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Credit agreement	$5,108	$5,815	$10,151	$11,473
Mortgage interest	201	217	406	561
Interest rate swaps income, net (a.)	(780)	(1,640)	(1,553)	(3,285)
Amortization of financing fees	188	190	381	383
Other interest	-	(2)	1	(5)
Interest expense, net	$4,717	$4,580	$9,386	$9,127

(a.)
Please see below in Quantitative and Qualitative Disclosures About Market Risk-Financial Instruments for disclosure regarding our various interest rate swap agreements. Two interest rate swap agreements, with a combined aggregated notional amount of $85 million, expired in September, 2024 (consisting of a $35 million notional amount with a fixed interest rate of 1.4975% and a $50 million notional amount with a fixed interest rate of 1.144%). In October, 2024, those agreements were replaced with an interest rate swap agreement on a total notional amount of $85 million with a fixed interest rate of 3.2725%. During the three and six-month periods ended June 30, 2025 and 2024, net interest was paid to us from the counterparties pursuant to the interest rate swaps that were active during each period.

Interest expense increased by $137,000 during the three-month period ended June 30, 2025, as compared to the comparable period of 2024, due primarily to: (i) an $860,000 increase due to a net decrease in interest rate swap income due to the interest rate swap agreement transitions mentioned in footnote (a) above; (ii) a $707,000 decrease in the interest expense pursuant to our credit agreement resulting primarily from a decrease in our average effective cost of borrowings (to 5.93% during the second quarter of 2025 as compared to 6.92% during the comparable quarter of 2024), partially offset by an increase in our average outstanding borrowings (to $345.3 million during the second quarter of 2025 as compared to $337.9 million during the comparable quarter of 2024), and; (iii) a $16,000 decrease in mortgage interest expense (due primarily to repayment, utilizing borrowings under our credit agreement, of a $12.2 million fixed rate mortgage loan that matured during the second quarter of 2024).

Interest expense increased by $259,000 during the six-month period ended June 30, 2025, as compared to the comparable period of 2024, due primarily to: (i) a $1.7 million increase due to a net decrease in interest rate swap income due to the interest rate swap agreement transitions mentioned in footnote (a) above; (ii) a $1.3 million decrease in the interest expense pursuant to our credit agreement resulting primarily from a decrease in our average effective cost of borrowings (to 5.93% during the first six months of 2025 as compared to 6.94% during the comparable period of 2024), partially offset by an increase in our average outstanding borrowings (to

$344.9 million during the first six months of 2025 as compared to $332.5 million during the comparable period of 2024), and; (iii) a $155,000 decrease in mortgage interest expense (due primarily to repayment, utilizing borrowings under our credit agreement, of a $12.2 million fixed rate mortgage loan that matured during the second quarter of 2024).

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $25.3 million during the six-month period ended June 30, 2025 as compared to $23.9 million during the comparable period of 2024. The $1.4 million net increase was attributable to:

•
an unfavorable change of $1.1 million due to a decrease in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization related to above/below market leases, amortization of deferred financing costs and stock-based compensation expense), as discussed above;
•
a favorable change of $2.3 million in accrued expenses and other liabilities, due primarily to the timing of accrued expense disbursements;
•
an unfavorable change of $342,000 in accrued interest;
•
a favorable change of $303,000 in tenant reserves, deposits and deferred and prepaid rents;
•
an unfavorable change of $300,000 in leasing costs paid;
•
a favorable change of $153,000 in lease receivables, and;
•
other combined net favorable changes of $337,000.

Net cash used in investing activities

Net cash used in investing activities was $10.7 million during the first six months of 2025 as compared to $9.7 million during the first six months of 2024.

During the six-month period ended June 30, 2025 we funded: (i) $6.8 million in equity investments in unconsolidated LLCs (consisting primarily of our $6.5 million pro rata share of a $6.8 million third-party construction loan that was fully repaid in May, 2025); (ii) $3.7 million in additions to real estate investments, including tenant improvements at various MOBs, and; (iii) a $335,000 net advance made to a third-party partner of an unconsolidated LLC that is scheduled to be repaid to us, with interest, during the third quarter of 2025. In addition, during the six months ended June 30, 2025, we received $167,000 of cash in excess of income from LLCs.

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

Net cash used in financing activities

Net cash used in financing activities was $15.2 million during the six months ended June 30, 2025, as compared to $16.8 million during the six months ended June 30, 2024.

During the six-month period ended June 30, 2025, we paid: (i) $649,000 on mortgage notes payable that are non-recourse to us, and; (ii) $20.5 million of dividends, including $100,000 of previously accrued dividends. Additionally, during the six months ended June 30, 2025, we received: (i) $5.9 million of net borrowings pursuant to our Credit Agreement, and; (ii) $75,000 of net cash from the issuance of shares of beneficial interest.

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

No shares were issued under the Form S-3 since the effective date of April 30, 2024 through June 30, 2025. As of June 30, 2025, we have paid or incurred approximately $291,000 in various fees and expenses related to the Form S-3. The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors. We make no assurance regarding when, or if, we will issue any securities under this registration statement.

Additional cash flow and dividends paid information for the six-month periods ended June 30, 2025 and 2024:

As indicated on our condensed consolidated statement of cash flows, we generated net cash provided by operating activities of $25.3 million and $23.9 million during the six-month periods ended June 30, 2025 and 2024, respectively. As also indicated on our statement of cash flows, non-cash expenses including depreciation and amortization expense, amortization related to above/below market leases, amortization of deferred financing costs and stock-based compensation expense, as well as changes in certain assets and liabilities, are the primary differences between our net income and net cash provided by operating activities during each period.

We declared and paid dividends of $20.5 million and $20.2 million during the six-month periods ended June 30, 2025 and 2024, respectively. During the first six months of 2025, the $25.3 million of net cash provided by operating activities was approximately $4.8 million greater than the $20.5 million of dividends paid during the first six months of 2025. During the first six months of 2024, the $23.9 million of net cash provided by operating activities was approximately $3.7 million greater than the $20.2 million of dividends paid during the first six months of 2024.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the six months ended June 30, 2025 and 2024. From time to time, various other sources and uses of cash may include items such as investments and advances made to/from LLCs, additions to real estate investments, acquisitions/divestiture of properties, net borrowings/repayments of debt, and proceeds generated from the issuance of equity. Therefore, in any given period, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties. Rather, our dividends as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our $425 million Credit Agreement (which had $70.2 million of available borrowing capacity, net of outstanding borrowings as of June 30, 2025); (ii) borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our consolidated and unconsolidated LLCs/LPs; (iii) the issuance of other long-term debt, and/or; (iv) the issuance of equity. In April, 2024 we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission pursuant to which we may offer up to $100 million of securities pursuant to supplemental prospectuses which we may file from time to time.

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

The margins over Adjusted Term SOFR, Base Rate and the facility fee are based upon our total leverage ratio. At June 30, 2025, the applicable margin over the Adjusted Term SOFR rate for revolving loans was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%. At June 30, 2024, the applicable margin over the Adjusted Term SOFR rate for term loans was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%.

At June 30, 2025, we had $354.8 million of outstanding borrowings pursuant to the terms of our $425 million Credit Agreement and $70.2 million of available borrowing capacity. At December 31, 2024, we had $348.9 million of outstanding borrowings pursuant to the terms of our Credit Agreement in effect at that time, and $76.1 million of available borrowing capacity. There are no compensating balance requirements.

In our consolidated statements of cash flows, we report cash flows pursuant to our Credit Agreement on a net basis. Aggregate borrowings under our Credit Agreement were $19.6 million and $25.2 million during the quarters ended June 30, 2025 and 2024, respectively, and aggregate repayments were $14.3 million and $15.9 million during the quarters ended June 30, 2025 and 2024, respectively. Aggregate borrowings under our Credit Agreement were $32.6 million and $47.0 million during the six-months ended June 30, 2025 and 2024, respectively, and aggregate repayments were $26.7 million and $30.7 million during the six-months ended June 30, 2025 and 2024, respectively.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts then outstanding under the Credit Agreement. We were in compliance with all of the covenants in the Credit Agreement at each of June 30, 2025 and December 31, 2024. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	June 30, 2025	December 31, 2024
Tangible net worth	>= $125,000	$158,694	$172,216
Total leverage	< =60%	43.8%	44.4%
Secured leverage	< =30%	2.3%	2.4%
Unencumbered leverage	< =60%	45.5%	45.9%
Fixed charge coverage	>=1.50x	3.1x	3.2x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of June 30, 2025 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	$7,499	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	11,364	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	18,863
Less net financing fees	(149)
Total mortgages notes payable, non-recourse to us, net	$18,714

(a.)
All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.

In May, 2025, a fixed rate mortgage loan on Tuscan Professional Building, with a remaining balance of $122,000 as of that date, was fully repaid upon its schedule maturity date.

In April, 2024, a $12.2 million fixed rate mortgage loan previously outstanding on Summerlin Hospital Medical Office Building III was fully repaid utilizing borrowings under our Credit Agreement.

At June 30, 2025 and December 31, 2024, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of June 30, 2025, had a combined carrying value of approximately $18.9 million and a combined fair value of approximately $17.4 million. The mortgages outstanding as of December 31, 2024, had a combined carrying value of approximately $19.5 million and a combined fair value of approximately $17.7 million. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosure in connection with debt instruments. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Off Balance Sheet Arrangements

At each of June 30, 2025 and December 31, 2024, we had no off balance sheet arrangements.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At June 30, 2025, the fair value of our interest rate swaps was a net asset of $2.7 million which is included in deferred charges and other assets on the accompanying condensed consolidated balance sheet. During the second quarter of 2025, we received approximately $780,000 from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the first six months of 2025, we received approximately $1.6 million from the counterparties, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the second quarter of 2024, we received approximately $1.6 million from the counterparties (approximately $884,000 of which relates to the two swaps that expired on September 16, 2024), adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the first six months of 2024, we received approximately $3.3 million from the counterparties (approximately $1.8 million of which relates to the two swaps that expired on September 16, 2024), adjusted for the previous quarter accrual, pursuant to the terms of the swaps. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity. Amounts are reclassified from AOCI to the income statement in the period or periods the hedged transaction affects earnings. We do not expect any gains or losses on our interest rate swaps to be reclassified to earnings in the next twelve months.

The sensitivity analysis related to our fixed and variable rate debt assumes current market rates with all other variables held constant. As of June 30, 2025, the fair value and carrying value of our debt is approximately $372.2 million and $373.7 million, respectively. As of that date, the carrying value exceeds the fair value by approximately $1.5 million.

The table below presents information regarding our financial instruments that are sensitive to changes in interest rates. For debt obligations, the amounts of which are as of June 30, 2025, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2025	2026	2027	2028	2029	Thereafter	Total
Long-term debt:
Fixed rate:
Debt(a)	$291	$600	$626	$653	$680	$16,013	$18,863
Average interest rates	4.20%	4.20%	4.20%	4.30%	4.30%	4.40%	4.30%
Variable rate:
Debt(b)	$—	$—	$—	$354,800	$—	$—	$354,800
Average interest rates	—	—	—	5.75%	—	—	5.75%
Interest rate swaps:
Notional amount(c)	$—	$—	$80,000	$85,000	$—	$—	$165,000
Interest rates	—	—	1.58%	3.27%	—	—	2.45%

(a)
Consists of non-recourse mortgage notes payable.
(b)
Consists of $354.8 million of outstanding borrowings under the terms of our $425 million Credit Agreement which has a scheduled maturity date of September 30, 2028.
(c)
Includes: (i) a $55 million interest rate swap with a fixed interest rate of 0.5050% that is scheduled to mature in March, 2027; (ii) a $25 million interest rate swap with a fixed interest rate of 3.9495% that is scheduled to mature in December, 2027, and; (iii) an $85 million interest rate swap with a fixed interest rate of 3.2725% that is scheduled to mature in September, 2028.

As calculated based upon our variable rate debt outstanding as of June 30, 2025 that is subject to interest rate fluctuations, and giving effect to the three interest rate swaps as reflected on the table above, each 1% change in interest rates would impact our net income by approximately $1.9 million.

Item 4. Controls and Procedures

As of June 30, 2025, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”).

Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

Item 1A. Risk Factors

The following is an update to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Other than the following update, there have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. You should carefully consider the risk factors contained in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our other filings made with the Securities and Exchange Commission.

Operators of our properties and tenants of our office buildings are subject to uncertainties regarding recent legislative changes to Medicaid program, which may in turn unfavorably impact our results of operations.

Legislation adopted on July 4, 2025 (commonly known as the One Big Beautiful Bill Act) attaches work and community service requirements to eligibility for Medicaid benefits that will have the effect of limiting Medicaid enrollment and expenditure. That legislation also places limits on provider fees used to increase federal Medicaid funding to states. The legislation prohibits states not previously having expanded Medicaid eligibility to 138% of federal poverty level from increasing the rate of current provider fees which fund certain state supplemental payments or increasing the base of the fee to a class or items of services that the fee did not previously cover. That current provider fee threshold will remain at 6%. For states having expanded Medicaid eligibility under the ACA, the provider fee threshold will be reduced by 0.5% annually between federal fiscal years 2028 and 2032 with the resulting threshold ultimately becoming 3.5%. The legislation also eliminates certain insurance exchange premium tax credits beyond 2025 and insurance exchange enrollment is expected to be adversely impacted. All of these factors may be expected to reduce the revenues of the operators of our properties and tenants of our office buildings, and likely increase the level of uncompensated care provided by the operators of our hospital facilities, including UHS. As a result, our results of operations may be unfavorably impacted.

Item 5. Other Information

None of the Trust’s Board of Trustees or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Trust’s quarter ended June 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

Date: August 8, 2025	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

/s/ Alan B. Miller
Alan B. Miller,
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Charles F. Boyle
Charles F. Boyle, Senior Vice President and Chief Financial Officer (Principal Financial Officer)