Form 10-Q
period 2025-09-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2025-11-07
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Number of common shares of beneficial interest outstanding at October 31, 2025—13,873,618

UNIVERSAL HEALTH REALTY INCOME TRUST

This Quarterly Report on Form 10-Q is for the quarter ended September 30, 2025. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

As disclosed in this Quarterly Report, including in Note 2 to the condensed consolidated financial statements—Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions, a wholly-owned subsidiary of UHS (UHS of Delaware, Inc.) serves as our Advisor pursuant to the terms of an annually renewable Advisory Agreement dated December 24, 1986, and as amended and restated as of January 1, 2019. The Advisory Agreement expires on December 31 of each year, however, it is renewable by us, subject to a determination by our Trustees who are unaffiliated with UHS, that the Advisor’s performance has been satisfactory. The Advisory Agreement was renewed for 2025 with the same terms as the Advisory Agreement in place during 2024 and 2023. Our officers are all employees of UHS through its wholly-owned subsidiary, UHS of Delaware, Inc. In addition, five of our hospital facilities are leased to wholly-owned subsidiaries of UHS, one of our hospital facilities is leased to a joint venture between a wholly-owned subsidiary of UHS and a third party, and subsidiaries of UHS are tenants of nineteen medical/office buildings or free-standing emergency departments, that are either wholly or jointly-owned by us. Any reference to “UHS” or “UHS facilities” in this report is, except as the context otherwise requires, referring to Universal Health Services, Inc.’s subsidiaries, including UHS of Delaware, Inc.

In this Quarterly Report, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 95%. As of September 30, 2025, we had investments in four jointly-owned LLCs/LPs. We currently account for our share of the income/loss from these investments by the equity method (see Note 5 to the condensed consolidated financial statements - Summarized Financial Information of Equity Affiliates).

Part I. Financial Information

Item I. Financial Statements

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2025 and 2024

(amounts in thousands, except per share information)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Lease revenue - UHS facilities (a.)	$8,367	$8,248	$25,075	$25,366
Lease revenue - Non-related parties	14,777	14,342	43,676	43,188
Other revenue - UHS facilities	233	242	699	682
Other revenue - Non-related parties	577	305	1,218	1,056
Interest income on financing leases - UHS facilities	1,348	1,357	4,050	4,077
	25,302	24,494	74,718	74,369
Expenses:
Depreciation and amortization	7,903	7,009	21,742	20,624
Advisory fees to UHS	1,414	1,386	4,169	4,093
Other operating expenses	7,591	7,609	22,535	22,115
	16,908	16,004	48,446	46,832
Income before equity in income of unconsolidated limited liability companies ("LLCs") and interest expense	8,394	8,490	26,272	27,537
Equity in income of unconsolidated LLCs	438	300	1,215	956
Interest expense, net	(4,816)	(4,793)	(14,202)	(13,920)
Net income	$4,016	$3,997	$13,285	$14,573
Basic earnings per share	$0.29	$0.29	$0.96	$1.06
Diluted earnings per share	$0.29	$0.29	$0.96	$1.05

Weighted average number of shares outstanding - Basic	13,828	13,807	13,818	13,799
Weighted average number of shares outstanding - Diluted	13,874	13,849	13,860	13,835

(a.) Includes bonus rental on McAllen Medical Center, a UHS acute care hospital facility of $895 and $765 for the three-month periods ended September 30, 2025 and 2024, respectively, and $2.6 million and $2.3 million for the nine-month periods ended September 30, 2025 and 2024, respectively.

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2025 and 2024

(amounts in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$4,016	$3,997	$13,285	$14,573
Other comprehensive loss:
Unrealized derivative loss on cash flow hedges	(605)	(3,184)	(4,283)	(4,055)
Total other comprehensive loss:	(605)	(3,184)	(4,283)	(4,055)
Total comprehensive income	$3,411	$813	$9,002	$10,518

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(amounts in thousands, except share information)

(unaudited)

	September 30,	December 31,
	2025	2024
Assets:
Real Estate Investments:
Buildings and improvements and construction in progress	$661,258	$655,996
Accumulated depreciation	(306,553)	(286,932)
	354,705	369,064
Land	56,870	56,870
Net Real Estate Investments	411,575	425,934
Financing receivable from UHS	82,315	82,798
Net Real Estate Investments and Financing receivable	493,890	508,732
Investments in limited liability companies ("LLCs")	20,817	13,948
Other Assets:
Cash and cash equivalents	6,916	7,097
Lease and other receivables from UHS	6,985	7,131
Lease receivable - other	8,720	7,975
Intangible assets (net of accumulated amortization of $11.3 million during each period)	6,045	7,325
Right-of-use land assets, net	10,896	10,918
Deferred charges, notes receivable and other assets, net	13,768	17,736
Total Assets	$568,037	$580,862
Liabilities:
Line of credit borrowings	$357,050	$348,900
Mortgage notes payable, non-recourse to us, net	18,575	19,349
Accrued interest	885	694
Accrued expenses and other liabilities	11,230	10,444
Ground lease liabilities, net	10,896	10,918
Tenant reserves, deposits and deferred and prepaid rents	10,827	11,016
Total Liabilities	409,463	401,321
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2025 - 13,873,583; 2024 - 13,850,608	139	138
Capital in excess of par value	271,833	271,092
Cumulative net income	858,580	845,295
Cumulative dividends	(974,107)	(943,396)
Accumulated other comprehensive income	2,129	6,412
Total Equity	158,574	179,541
Total Liabilities and Equity	$568,037	$580,862

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Nine Months Ended September 30, 2025

(amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity
January 1, 2025	13,851	$138	$271,092	$845,295	$(943,396)	$6,412	$179,541
Shares of Beneficial Interest:
Issued, net	24	1	115	—	—	—	116
Repurchased	(1)	—	(36)	—	—	—	(36)
Restricted stock-based compensation expense	—	—	662	—	—	—	662
Dividends and dividend equivalents ($2.215/share)	—	—	—	—	(30,711)	—	(30,711)
Comprehensive income:
Net income	—	—	—	13,285	—	—	13,285
Unrealized net (loss)/gain on cash flow hedges	—	—	—	—	—	(4,283)	(4,283)
Subtotal - comprehensive income				13,285		(4,283)	9,002
September 30, 2025	13,874	$139	$271,833	$858,580	$(974,107)	$2,129	$158,574

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Nine Months Ended September 30, 2024

(amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity
January 1, 2024	13,824	$138	$270,398	$826,061	$(902,975)	$7,312	$200,934
Shares of Beneficial Interest:
Issued, net	26	—	(180)	—	—	—	(180)
Repurchased	(1)	—	(27)	—	—	—	(27)
Restricted stock-based compensation expense	—	—	635	—	—	—	635
Dividends and dividend equivalents ($2.185/share)	—	—	—	—	(30,241)	—	(30,241)
Comprehensive income:
Net income	—	—	—	14,573	—	—	14,573
Unrealized net loss on cash flow hedges	—	—	—	—	—	(4,055)	(4,055)
Subtotal - comprehensive income				14,573		(4,055)	10,518
September 30, 2024	13,849	$138	$270,826	$840,634	$(933,216)	$3,257	$181,639

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended September 30, 2025

(amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity
July 1, 2025	13,874	$139	$271,557	$854,564	$(963,842)	$2,734	$165,152
Shares of Beneficial Interest:
Issued	—	—	40	—	—	—	40
Repurchased	—	—	—	—	—	—	—
Restricted stock-based compensation expense	—	—	236	—	—	—	236
Dividends and dividend equivalents ($.74/share)	—	—	—	—	(10,265)	—	(10,265)
Comprehensive income:
Net income	—	—	—	4,016	—	—	4,016
Unrealized net (loss)/gain on cash flow hedges	—	—	—	—	—	(605)	(605)
Subtotal - comprehensive income				4,016		(605)	3,411
September 30, 2025	13,874	$139	$271,833	$858,580	$(974,107)	$2,129	$158,574

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

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$13,285	$14,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,742	20,624
Amortization related to above/below market leases, net	(126)	(131)
Amortization of deferred financing costs	569	571
Stock-based compensation expense	662	635
Changes in assets and liabilities:
Lease receivable	(599)	(1,229)
Accrued expenses and other liabilities	1,393	241
Tenant reserves, deposits and deferred and prepaid rents	(189)	(108)
Accrued interest	191	246
Leasing costs paid	(1,379)	(1,100)
Other, net	(54)	(564)
Net cash provided by operating activities	35,495	33,758
Cash flows from investing activities:
Investments in LLCs	(6,802)	(5,892)
Advance made to third-party partners, net	(327)	-
Cash distributions from LLCs	303	765
Additions to real estate investments, net	(5,607)	(6,037)
Net cash used in investing activities	(12,433)	(11,164)
Cash flows from financing activities:
Net borrowings on the line of credit	8,150	21,150
Repayments of mortgage notes payable	(794)	(13,232)
Financing costs paid	-	(2,127)
Dividends paid	(30,715)	(30,242)
Issuance of shares of beneficial interest, net	116	17
Net cash used in financing activities	(23,243)	(24,434)
Decrease in cash and cash equivalents	(181)	(1,840)
Cash and cash equivalents, beginning of period	7,097	8,212
Cash and cash equivalents, end of period	$6,916	$6,372
Supplemental disclosures of cash flow information:
Interest paid	$13,442	$13,134
Invoices accrued for construction and improvements	$177	$1,715

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the quarter ended September 30, 2025. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%. As of September 30, 2025, we had investments in four jointly-owned LLCs/LPs. We currently account for our share of the income/loss from these investments by the equity method (see Note 5).

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

(2) Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions

Leases: We commenced operations in 1986 by purchasing certain properties from subsidiaries of UHS and immediately leasing the properties back to the respective subsidiaries. The base rentals and lease and renewal terms for each of the hospitals leased to subsidiaries of UHS as of September 30, 2025, are provided below. The base rents are paid monthly. The lease on McAllen Medical Center also provides for bonus rent which is paid quarterly based upon a computation that compares the hospital’s current quarter revenue to a corresponding quarter in the base year. The hospital leases with subsidiaries of UHS, with the exception of the lease on Clive Behavioral Health Hospital (which is operated by UHS in a joint venture with an unrelated third party), are unconditionally guaranteed by UHS and are cross-defaulted with one another. The lease for the Clive facility is guaranteed on a several basis by UHS (52%) and Catholic Health Initiatives-Iowa (48%).

The combined revenues generated from the leases on the three acute care and three behavioral health care hospital facilities leased to subsidiaries of UHS, accounted for approximately 24% of our consolidated revenues during each of the three months ended September 30, 2025 and 2024 and approximately 24% of our consolidated revenues for each of the nine months ended September 30, 2025 and 2024. In addition to the six UHS hospital facilities, we have nineteen properties consisting of medical/office buildings and free-standing emergency departments ("FEDs") that are either wholly or jointly-owned by us that include tenants which are subsidiaries of UHS. The aggregate revenues generated from UHS-related tenants comprised approximately 39% and 40% of our consolidated revenues during the three-month periods ended September 30, 2025 and 2024, respectively, and approximately 40% and 41% of our consolidated revenues during the nine-month periods ended September 30, 2025 and 2024, respectively.

In December, 2021, we entered into an asset purchase and sale agreement, as amended, with UHS and certain of its affiliates. Pursuant to the terms of the transaction, in addition to $4.1 million in cash paid by us to UHS, a wholly-owned subsidiary of UHS purchased from us, the real estate assets of an acute care hospital located in California (at its fair market value) and two wholly-owned subsidiaries of UHS transferred to us (at their fair market values), the real estate assets of Aiken Regional Medical Center (“Aiken”), located in Aiken, South Carolina (which includes an acute care hospital and a behavioral health pavilion), and Canyon Creek Behavioral Health (“Canyon Creek”), located in Temple, Texas. As a result of UHS’ purchase option within the lease agreements of Aiken and Canyon Creek, the transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and the properties acquired by us in connection with the asset purchase and sale agreement with UHS were accounted for as financing arrangements. Pursuant to the leases, the aggregate annual rental rate during 2025 on the acquired properties, which is payable to us on a monthly basis, is approximately $6.0 million ($4.1 million related to Aiken and $1.9 million related to Canyon Creek). The portion of the lease payments that is included in our consolidated statements of income, and reflected as interest income on financing leases, was approximately $1.3 million and $1.4 million for the three months ended September 30, 2025 and 2024, respectively, and approximately $4.1 million for each of the nine-month periods ended September 30, 2025 and 2024. There is no bonus rental component applicable to either of these leases. Our consolidated balance sheets as of September 30, 2025 and December 31, 2024 include financing receivables related to this transaction of $82.3 million and $82.8 million, respectively.

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

The table below details the existing lease terms and renewal options for each of the hospital leases that are related to UHS as of September 30, 2025, consisting of three acute care hospitals and three behavioral health hospitals:

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

In October 2025, we entered into a ground lease with a wholly-owned subsidiary of UHS with the intent to develop, construct and own the real property of Palm Beach Gardens Medical Plaza I, a medical office building ("MOB") located in Palm Beach Gardens, Florida. This multi-tenant MOB, consisting of 80,000 rentable square feet, is scheduled to be completed during the third quarter of 2026. The MOB will be located on the campus of the Alan B. Miller Medical Center, a newly constructed acute care hospital owned and operated by a wholly-owned subsidiary of UHS, which is scheduled to be completed and opened during the second quarter of 2026. Construction of this MOB, for which we have engaged a wholly-owned subsidiary of UHS to act as project manager, is expected to commence in November, 2025. The cost of the MOB is estimated to be approximately $34 million. A wholly-owned subsidiary of UHS has executed a 10-year master flex lease agreement, which is subject to reduction based on the execution of third-party leases, for approximately 75% of the rentable square feet of the MOB.

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

During the first quarter of 2023, construction was substantially completed on Sierra Medical Plaza I, a multi-tenant MOB located in Reno, Nevada, consisting of approximately 86,000 rentable square feet. This MOB is located on the campus of the Northern Nevada Sierra Medical Center, a newly constructed acute care hospital that is owned and operated by a wholly-owned subsidiary of UHS, which was completed and opened during April of 2022. The cost of the MOB is estimated to be approximately $35 million, approximately $30 million of which was incurred as of September 30, 2025. In connection with this MOB, we entered into a ground lease and master flex-lease agreement with a wholly-owned subsidiary of UHS both of which commenced during March, 2023. The master flex lease agreement has a ten-year term scheduled to expire on March 31, 2033. The MOB is 68% leased including the ten-year master flex lease for 34% of the rentable square feet. The master flex-lease agreement is subject to a reduction based upon the execution of third-party leases. The ground lease has a 75-year term scheduled to expire on March 2, 2098.

As of September 30, 2025 we are the lessee on thirteen ground leases with subsidiaries of UHS (for consolidated and unconsolidated investments) The remaining lease terms on the ground leases with subsidiaries of UHS range from approximately 24 years to approximately 73 years. The annual aggregate lease payments on these properties are approximately $571,000 during each of the years ended 2025 through 2029, and an aggregate of $30.7 million thereafter. See Note 7 for additional lease accounting disclosure. As mentioned above, during October, 2025 we entered into an additional ground lease with a wholly-owned subsidiary of UHS.

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of September 30, 2025 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time special compensation awards in the form of restricted stock and/or cash bonuses.

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

Our advisory fee was computed at 0.70% of our average invested real estate assets, as derived from our condensed consolidated balance sheets. Based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the advisory fee computation remained unchanged for 2025 as compared to 2024 and 2023. The average real estate assets for advisory fee calculation purposes exclude certain items from our condensed consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, lease receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Advisory fees incurred and paid (or payable) to UHS amounted to approximately $1.4 million for each of the three-month periods ended September 30, 2025 and 2024, respectively, and were based upon average invested real estate assets of $808 million and $792 million, respectively. Advisory fees incurred and paid (or payable) to UHS amounted to approximately $4.2 million and $4.1 million for the nine-month periods ended September 30, 2025 and 2024, respectively, and were based upon average invested real estate assets of $794 million and $780 million, respectively

Share Ownership: As of September 30, 2025 and December 31, 2024, UHS owned 5.7% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the Securities and Exchange Commission ("SEC") and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from the UHS-related tenants comprised approximately 39% and 40% of our consolidated revenues during the three-month periods ended September 30, 2025 and 2024, respectively, and approximately 40% and 41% during the nine-month periods ended September 30, 2025 and 2024, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends and Equity Issuance Program

Dividends and dividend equivalents:

We declared and paid dividends of approximately $10.3 million, or $.740 per share, during the third quarter of 2025 and approximately $10.1 million, or $.730 per share, during the third quarter of 2024. We declared and paid dividends of approximately $30.7 million, or $2.215 per share, during the nine-month period ended September 30, 2025, and approximately $30.2 million, or $2.185 per share, during the comparable period of 2024. Amounts reflected above include accrued dividends that were paid related to the vesting of restricted stock. Dividend equivalents, which are applicable to shares of unvested restricted stock, were accrued during the first nine months of 2025 and 2024 and were or will be paid upon vesting of the restricted stock.

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

No shares were issued under the Form S-3 since the effective date of April 30, 2024 through September 30, 2025. As of September 30, 2025, we have paid or incurred approximately $291,000 in various fees and expenses related to the Form S-3. The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors. We make no assurance regarding when, or if, we will issue any securities under this registration statement.

(4) Acquisitions, Divestitures and New Construction

Subsequent to September 30, 2025:

In October 2025, we entered into a ground lease with a wholly-owned subsidiary of UHS with the intent to develop, construct and own the real property of Palm Beach Gardens Medical Plaza I, a medical office building ("MOB") located in Palm Beach Gardens, Florida. This multi-tenant MOB, consisting of 80,000 rentable square feet, is scheduled to be completed during the third quarter of 2026. The MOB will be located on the campus of the Alan B. Miller Medical Center, a newly constructed acute care hospital owned and operated by a wholly-owned subsidiary of UHS, which is scheduled to be completed and opened during the second quarter of 2026. Construction of this MOB, for which we have engaged a wholly-owned subsidiary of UHS to act as project manager, is expected to commence in November, 2025. The cost of the MOB is estimated to be approximately $34 million. A wholly-owned subsidiary of UHS has executed a 10-year master flex lease agreement, which is subject to reduction based on the execution of third-party leases, for approximately 75% of the rentable square feet of the MOB.

There were no acquisitions or divestitures during the nine-month periods ended September 30, 2025 and 2024.

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

At September 30, 2025, we have non-controlling equity investments or commitments in four jointly-owned LLCs/LPs which own MOBs. As of September 30, 2025 we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities which we are the primary beneficiary nor do we have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash funding is typically advanced as equity or member loans. These entities maintain property insurance on the properties.

The following property table represents the four LLCs/LPs in which we owned a non-controlling interest and were accounted for under the equity method as of September 30, 2025:

Name of LLC/LP	Ownership	Property Owned by LLC/LP
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)(b.)	74%	Mid Coast Hospital MOB
FTX MOB Phase II	95%	Forney Medical Plaza II
Grayson Properties II (c.)	95%	Texoma Medical Plaza II
(a.)
This LLC has a third-party term loan of $8.0 million, which is non-recourse to us, outstanding as of September 30, 2025.
(b.)
We are the lessee with a third party on a ground lease for land.
(c.)
This LP constructed, owns and operates the Texoma Medical Plaza II which is located in Denison, Texas, on the campus of a hospital owned and operated by a wholly-owned subsidiary of UHS. We have committed to invest up to $10.1 million in equity and debt financing, of which $7.5 million, net, has been funded as of September 30, 2025. This LP had a third-party construction loan with a remaining outstanding balance of $6.8 million in May, 2025, at which time it was fully repaid. Our $6.5 million pro rata share of the loan repayment, as well as the third-party partner's pro rata net share of $327,000, were funded utilizing borrowings from our Credit Agreement. The third-party partner's net share was funded with a loan from us which is scheduled to be repaid in full, with interest, during the fourth quarter of 2025. We are the lessee with a UHS-related party for the land related to this property.

Below are the condensed combined statements of income (unaudited) for the four LLCs/LPs accounted for under the equity method at September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(amounts in thousands)		(amounts in thousands)
Revenues	$2,178	$2,217	$6,621	$6,524
Operating expenses	856	951	$2,601	2,675
Depreciation and amortization	463	476	$1,405	1,422
Interest, net	60	142	$309	443
Net income	$799	$648	$2,306	$1,984
Our share of net income	$438	$300	$1,215	$956

Below are the condensed combined balance sheets (unaudited) for the four above-mentioned LLCs/LPs that were accounted for under the equity method as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(amounts in thousands)
Net property, including construction in progress	$26,039	$27,119
Other assets (a.)	6,403	4,678
Total assets	$32,442	$31,797

Other liabilities (a.)	$2,829	$2,405
Mortgage notes payable, non-recourse to us	7,957	15,047
Equity	21,656	14,345
Total liabilities and equity	$32,442	$31,797

Investments in and advances to LLCs before amounts included in
accrued expenses and other liabilities	$20,817	$13,948
Amounts included in accrued expenses and other liabilities	(1,814)	(1,770)
Our share of equity in LLCs, net	$19,003	$12,178

(a.)
Other assets and other liabilities as of September 30, 2025 and December 31, 2024 include approximately $647,000 and $649,000, respectively, of right-of-use land assets and right-of-use land liabilities related to ground leases whereby the LLC/LP is the lessee, with third party lessors, including subsidiaries of UHS.

As of September 30, 2025, and December 31, 2024, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs/LPs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

	Mortgage Loan Balance (a.)
Name of LLC/LP	9/30/2025	12/31/2024	Maturity Date
Brunswick Associates (2.80% fixed rate mortgage loan)	$7,957	$8,173	December, 2030
Grayson Properties II (3.70% fixed rate construction loan) (b.)	-	6,874	Repaid in May, 2025
	$7,957	$15,047
(a.)
All mortgage loans require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(b.)
This third-party construction loan had a remaining outstanding balance of $6.8 million in May, 2025, at which time it was fully repaid. Our $6.5 million pro rata share of the loan repayment, as well as the third-party partner's pro rata net share of $327,000, were funded utilizing borrowings from our Credit Agreement. The third-party partner's net share was funded with a loan from us which is scheduled to be repaid in full, with interest, during the fourth quarter of 2025.

Pursuant to the operating and/or partnership agreements of the four LLCs/LPs in which we continue to hold non-controlling ownership interests, the third-party member and the Trust, at any time, potentially subject to certain conditions, have the right to make an offer (“Offering Member”) to the other member(s) (“Non-Offering Member”) in which it either agrees to: (i) sell the entire ownership interest of the Offering Member to the Non-Offering Member at a price as determined by the Offering Member (“Transfer Price”), or; (ii) purchase the entire ownership interest of the Non-Offering Member at the equivalent proportionate Transfer Price. The Non-Offering Member has 60 to 90 days to either: (a) purchase the entire ownership interest of the Offering Member at the Transfer Price, or; (b) sell its entire ownership interest to the Offering Member at the equivalent proportionate Transfer Price. The closing of the transfer must occur within 60 to 90 days of the acceptance by the Non-Offering Member.

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

(7) Lease Accounting

As Lessor:

We lease most of our operating properties to customers under agreements that are typically classified as operating leases (two of our leases are accounted for as financing arrangements as discussed in Note 2-Relationship with Universal Health Services, Inc. and Related Party Transactions). We recognize the total minimum lease payments provided for under the operating leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses, including common area maintenance, real estate taxes and insurance are recovered from our customers. We record amounts reimbursed by customers in the period that the applicable expenses are incurred, which is generally ratably throughout the term of the lease. We have elected the package of practical expedients that allows lessors to not separate lease and non-lease components by class of underlying asset. This practical expedient allowed us to not separate expenses reimbursed by our customers (“tenant reimbursements”) from the associated rental revenue if certain criteria were met. We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated tenant reimbursements are the same, and for the leases that qualify as operating leases, we accounted for and presented rental revenue and tenant reimbursements as a single component under Lease revenue in our consolidated statements of income for the three and nine months ended September 30, 2025 and 2024.

The components of the “Lease revenue – UHS facilities” and “Lease revenue – Non-related parties” captions for the three and nine month periods ended September 30, 2025 and 2024 are disaggregated below (in thousands). Base rents are primarily stated rent amounts provided for under the leases that are recognized on a straight-line basis over the term of the lease. Bonus rents and tenant reimbursements represent amounts where tenants are contractually obligated to pay an amount that is variable in nature.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
UHS facilities:
Base rents	$6,724	$6,785	$20,167	$20,645
Bonus rents (a.)	895	765	2,573	2,306
Tenant reimbursements	748	698	2,335	2,415
Lease revenue - UHS facilities	$8,367	$8,248	$25,075	$25,366

Non-related parties:
Base rents	$11,204	$11,034	$33,661	$33,078
Tenant reimbursements	3,573	3,308	10,015	10,110
Lease revenue - Non-related parties	$14,777	$14,342	$43,676	$43,188

(a.) Consists of bonus rental earned in connection with McAllen Medical Center.

As Lessee:

We are the lessee with various third parties, including subsidiaries of UHS, in connection with ground leases for land at fifteen of our consolidated properties as of September 30, 2025. Our right-of-use land assets represent our right to use the land for the lease term and our lease liabilities represent our obligation to make lease payments arising from the leases. Right-of-use assets and lease liabilities were recognized upon adoption of Topic 842 based on the present value of lease payments over the lease term. We utilized our estimated incremental borrowing rate, which was derived from information available as of January 1, 2019, or the commencement date of the ground lease, whichever is later, in determining the present value of lease payments for active leases on that date. A right-of-use asset and lease liability are not recognized for leases with an initial term of 12 months or less, as these short-term leases are accounted for similarly to previous guidance for operating leases. We do not currently have any ground leases with an initial term of 12 months or less. As of September 30, 2025, our condensed consolidated balance sheet includes right-of-use land assets of approximately $10.9 million and ground lease liabilities of approximately $10.9 million.

Disclosures Related to Certain Hospital Facilities:

Chicago, Illinois - Land: Demolition of the former hospital was completed during 2023.

Evansville, Indiana - Specialty Facility: The facility has been vacant since 2019.

The aggregate operating expenses incurred by us in connection with these properties were $67,000 for the three-month period ended September 30, 2025 (including a credit of $92,000 for a property tax reduction) and $185,000 for the three-month period ended September 30, 2024. The aggregate operating expenses incurred by us in connection with these properties were $387,000 for the nine-month period ended September 30, 2025 (including a credit of $92,000 for a property tax reduction) and ($61,000) for the nine-month period ended September 30, 2024 (including a credit of $563,000 for a property tax reduction relating primarily to prior periods).

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

The margins over Adjusted Term SOFR, Base Rate and the facility fee are based upon our total leverage ratio. At September 30, 2025, the applicable margin over the Adjusted Term SOFR rate for revolving loans was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%. At September 30, 2024, the applicable margin over the Adjusted Term SOFR rate for term loans was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%.

At September 30, 2025, we had $357.1 million of outstanding borrowings pursuant to the terms of our $425 million Credit Agreement and $67.9 million of available borrowing capacity. At December 31, 2024, we had $348.9 million of outstanding borrowings pursuant to the terms of our Credit Agreement in effect at that time, and $76.1 million of available borrowing capacity. The fair value of the outstanding borrowings pursuant to our Credit Agreement were the same as the carrying amounts as of each date. There are no compensating balance requirements.

In our consolidated statements of cash flows, we report cash flows pursuant to our Credit Agreement on a net basis. Aggregate borrowings under our Credit Agreement were $14.9 million and $17.2 million during the quarters ended September 30, 2025 and 2024, respectively, and aggregate repayments were $12.7 million and $12.4 million during the quarters ended September 30, 2025 and 2024, respectively. Aggregate borrowings under our Credit Agreement were $47.5 million and $64.2 million during the nine-months ended September 30, 2025 and 2024, respectively, and aggregate repayments were $39.4 million and $43.0 million during the nine-months ended September 30, 2025 and 2024, respectively.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts then outstanding under the Credit Agreement. We were in compliance with all of the covenants in the Credit Agreement at each of September 30, 2025 and December 31, 2024. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	September 30, 2025	December 31, 2024
Tangible net worth	>= $125,000	$152,529	$172,216
Total leverage	< =60%	44.0%	44.4%
Secured leverage	< =30%	2.3%	2.4%
Unencumbered leverage	< =60%	45.7%	45.9%
Fixed charge coverage	>=1.50x	3.2x	3.2x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of September 30, 2025 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	$7,425	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	11,294	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	18,719
Less net financing fees	(144)
Total mortgages notes payable, non-recourse to us, net	$18,575

(a.)
All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.

In May, 2025, a fixed rate mortgage loan on Tuscan Professional Building, with a remaining balance of $122,000 as of that date, was fully repaid upon its scheduled maturity date.

In April, 2024, a $12.2 million fixed rate mortgage loan previously outstanding on Summerlin Hospital Medical Office Building III was fully repaid utilizing borrowings under our Credit Agreement.

At September 30, 2025 and December 31, 2024, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of September 30, 2025, had a combined carrying value of approximately $18.7 million and a combined fair value of approximately $17.6 million. The mortgages outstanding as of December 31, 2024, had a combined carrying value of approximately $19.5 million and a combined fair value of approximately $17.7 million. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosure in connection with debt instruments. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At September 30, 2025, the fair value of our interest rate swaps was a net asset of $2.1 million which is included in deferred charges and other assets on the accompanying condensed consolidated balance sheet. During the first nine months of 2025, we received approximately $2.4 million from the counterparties, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the third quarter of 2025, we received approximately $797,000 from the counterparties, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the first nine months of 2024, we received approximately $4.8 million from the counterparties (approximately $2.5 million of which relates to the two swaps that expired on September 16, 2024), adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the third quarter of 2024, we received approximately $1.5 million from the counterparties (approximately $760,000 of which relates to the two swaps that expired on September 16, 2024), adjusted for the previous quarter accrual, pursuant to the terms of the swaps. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity. Amounts are reclassified from AOCI to the income statement in the period or periods the hedged transaction affects earnings. We do not expect any gains or losses on our interest rate swaps to be reclassified to earnings in the next twelve months.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Revenues from facilities	$23,887	$23,049	$70,459	$70,071
Interest income on financing leases - UHS facilities	1,348	1,357	4,050	4,077
All other revenues	67	88	209	221
Total revenue	$25,302	$24,494	$74,718	$74,369

Expenses:
Depreciation and amortization	$(7,903)	$(7,009)	$(21,742)	$(20,624)
Advisory fees to UHS	(1,414)	(1,386)	(4,169)	(4,093)
Other operating expenses (a.)	(7,591)	(7,609)	(22,535)	(22,115)
Equity in income of unconsolidated LLCs	438	300	1,215	956
Interest expense, net	(4,816)	(4,793)	(14,202)	(13,920)
Consolidated net income	$4,016	$3,997	$13,285	$14,573

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

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human-service related facilities currently including acute care hospitals, behavioral health care hospitals, specialty facilities, free-standing emergency departments, childcare centers and medical/office buildings. As of September 30, 2025, we have seventy-seven real estate investments or commitments located in twenty-one states consisting of:

•
six hospital facilities consisting of three acute care hospitals and three behavioral health care hospitals;
•
four free-standing emergency departments (“FEDs”);
•
sixty-one medical/office buildings, including four owned by unconsolidated limited liability companies (“LLCs”)/limited liability partnerships (“LPs”);
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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events and is subject to risks and uncertainties that are difficult to predict and many of which are outside of our control. Many factors could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•
A substantial portion of our revenues are dependent upon one operator, UHS, which comprised approximately 39% and 40% of our consolidated revenues during the three-month periods ended September 30, 2025, and 2024, respectively, and approximately 40% and 41% during the nine-month periods ended September 30, 2025, and 2024, respectively. We cannot assure you that subsidiaries of UHS will renew the leases on the hospital facilities and free-standing emergency departments, upon the scheduled expirations of the existing lease terms. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital facilities and FEDs, and do not enter into a substitution arrangement upon expiration of the lease terms or otherwise, our future revenues and results of operations could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to these leases.
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
•
Legislation adopted on July 4, 2025 (commonly known as the One Big Beautiful Bill Act) attaches work and community service requirements to eligibility for Medicaid benefits that will have the effect of limiting Medicaid enrollment and expenditure. That legislation also places limits on provider fees used to increase federal Medicaid funding to states. The legislation prohibits states not previously having expanded Medicaid eligibility to 138% of federal poverty level from increasing the rate of current provider fees which fund certain state supplemental payments or increasing the base of the fee to a class or items of services that the fee did not previously cover. That current provider fee threshold will remain at 6%. For states having expanded Medicaid eligibility under the ACA, the provider fee threshold will be reduced by 0.5% annually between federal fiscal years 2028 and 2032 with the resulting threshold ultimately becoming 3.5%. The legislation also eliminates certain insurance exchange premium tax credits beyond 2025 and insurance exchange enrollment is expected to be adversely impacted. Extension of the tax credits is currently the subject of United States Congressional debate as part of the federal budget negotiation, and we cannot predict whether these subsidies will ultimately be adopted in federal fiscal year 2026. All of these factors may be expected to reduce the revenues of the operators of our properties, and likely increase the level of uncompensated care provided by the operators of our hospital facilities, including UHS. As a result, our results of operations may be unfavorably impacted.
•
During the past few years, our tenants have experienced inflationary pressures, primarily in personnel and certain other costs. In addition, certain of our tenants have experienced staffing shortages that has, at various times, required the hiring of expensive temporary personnel and/or enhanced wages and benefits to recruit and retain nurses and other clinical staff and support personnel. The impact of inflation and/or staffing shortages, which had a material unfavorable impact on the operating results of certain of our tenants in the past, have moderated to a certain degree more recently. However, the extent of any future impacts from inflation on our tenants’ businesses and results of operations will be dependent upon how long the elevated inflation levels persist and the extent to which the rate of inflation further increases, if at all, neither of which we are able to predict. If elevated levels of inflation were to persist or if the rate of inflation were to accelerate, expenses of our tenants, and our direct operating expenses that are not passed on to our tenants, could increase faster than anticipated and may require utilization of our and our tenants’ capital resources sooner than expected. Further, given the complexities of the reimbursement landscape in which our tenants operate, their payers may be unwilling or unable to increase reimbursement rates to compensate for inflationary impacts. This may impact their ability and willingness to make rental payments.
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
•
The outcome and effects of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, UHS or the other operators of our facilities. From time to time, UHS and its subsidiaries are subject to legal actions, purported shareholder class actions, shareholder derivative cases, governmental investigations and regulatory actions and the effects of adverse publicity relating to such matters. Since UHS comprised approximately 39% of our consolidated revenues during the three-month period ended September 30, 2025 and approximately 40% of our consolidated revenues for the nine-month period ended September 30, 2025, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-Q and 10-K, as publicly filed with the Securities and Exchange Commission. Those filings are the sole responsibility of UHS and are not incorporated by reference herein.
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
•
The United States has recently enacted and proposed to enact significant new tariffs, which could adversely impact our tenants’ business, financial condition and results of operations as a result of the increased costs on our and their operations and supply chains due to tariffs.
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

•
There are additional legislative changes that are likely to result in major changes in the health care delivery system on a national or state level. For example, Congress has reduced to $0 the penalty for failing to maintain health coverage that was part of the original Patient Protection and Affordable Care Act, as amended by the Health and Education Reconciliation Act (collectively, the “ACA") as part of the Tax Cuts and Jobs Act. The Biden administration had issued executive orders implementing a special enrollment period permitting individuals to enroll in health plans outside of the annual open enrollment period and reexamining policies that may undermine the ACA or the Medicaid program. The Inflation Reduction Act of 2022 (“IRA”) was passed on August 16, 2022, which among other things, allows for the Centers for Medicare and Medicaid Services to negotiate prices for certain single-source drugs reimbursed under Medicare Part B and Part D. The American Rescue Plan Act’s expansion of subsidies to purchase coverage through an ACA exchange, which the IRA continued through 2025, had increased insurance exchange enrollment. However, the Trump administration has already taken steps to undo these Biden-era initiatives, including adopting legislation eliminating certain insurance exchange premium tax credits. Extension of tax credits is currently the subject of United States Congressional debate as part of the federal budget negotiation, and we cannot predict whether these subsidies will ultimately be adopted in federal fiscal year 2026.
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
•
The Full-Year Continuing Appropriations and Extensions Act, 2025 extended fiscal year 2025 appropriations to federal agencies for continuing projects and activities through September 30, 2025. In the past several years political disputes concerning authorization of a federal budget have led to shutdowns of substantial portions of the federal government and other federal budget authorization delays have occurred. Currently, the United States Congress has failed to approve a federal budget for federal fiscal year 2026 and a federal shutdown began on October 1, 2025. Federal budget delays and federal government shutdowns are unpredictable and may occur in the future. We cannot predict whether or not there will be future legislation halting a federal government shutdown, however, the operating results and results of operations of certain of our tenants, and therefore potentially ours, could be materially unfavorably impacted by the federal government shutdown.
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

Results of Operations

During the three-month period ended September 30, 2025, net income was $4.0 million, as compared to $4.0 million during the third quarter of 2024. Our net income during the third quarter of 2025, as compared to the third quarter of 2024, included the following:

•
an increase of $275,000 resulting from a one-time settlement and release agreement executed during the third quarter of 2025; and;
•
a decrease of $256,000 resulting from an aggregate net decrease in the income generated at various properties, including approximately $900,000 of nonrecurring depreciation expense recorded during the third quarter of 2025.

During the nine-month period ended September 30, 2025, net income was $13.3 million, as compared to $14.6 million during the corresponding nine-month period of 2024. The $1.3 million decrease was attributable to:

•
a decrease of $730,000 resulting from an aggregate net decrease in the income generated at various properties, including the above-mentioned nonrecurring depreciation expense of approximately $900,000 recorded during the third quarter of 2025;
•
a decrease of $563,000 resulting from a property tax reduction at our property located in Chicago, Illinois, recorded during the first nine months of 2024;
•
an increase of $275,000 resulting from the above-mentioned, one-time settlement and release agreement executed during the third quarter of 2025; and;
•
a decrease of $282,000 resulting from an increase in interest expense due primarily to an increase in our average borrowings outstanding pursuant to our credit agreement.

Revenues increased $808,000, to $25.3 million during the three-month period ended September 30, 2025, as compared to $24.5 million during the three-month period ended September 30, 2024. The net increase in revenues during the three-month period ended September 30, 2025, as compared to the three-month period ended September 30, 2024, was primarily due to: (i) a net increase of $403,000 in revenues generated at various properties; (ii) a $275,000 increase resulting from a one-time settlement as discussed above, and; (iii) a $130,000 increase in bonus rental revenue.

Revenues increased $349,000 to $74.7 million during the nine-month period ended September 30, 2025, as compared to $74.4 million during the nine-month period ended September 30, 2024. The net increase in revenues during the first nine months of 2025, as compared to the first nine months of 2024, was primarily due to: (i) a $268,000 increase in bonus rental revenue; (ii) a $275,000 increase resulting from a one-time settlement discussed above, partially offset by; (iii) a net decrease of $194,000 in revenues generated at various properties.

Our other operating expenses include expenses related to the consolidated MOBs as well as the vacant land and the vacant specialty facility (as discussed herein). Other operating expenses incurred in connection with these properties totaled $6.7 million during the third quarter of 2025 and $6.8 million during the third quarter of 2024.

Other operating expenses amounted to $19.8 million and $19.5 million during the nine-month periods ended September 30, 2025 and 2024, respectively. Our operating expenses during the nine-month periods ended September 30, 2024 include a property tax reduction of approximately $563,000, which related primarily to prior periods, recorded in connection with our property located in Chicago, Illinois. A large portion of the expenses associated with our MOBs are passed on directly to the tenants either directly as tenant reimbursements of common area maintenance expenses or included in base rental amounts. Tenant reimbursements for operating expenses are accrued as revenue in the same period during which the related expenses are incurred and are included as lease revenue in our condensed consolidated statements of income.

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

Below is a reconciliation of our reported net income to FFO for the three and nine-month periods ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$4,016	$3,997	$13,285	$14,573
Depreciation and amortization expense on consolidated investments	7,903	7,009	21,742	20,624
Depreciation and amortization expense on unconsolidated affiliates	306	311	922	918
Funds From Operations	$12,225	$11,317	$35,949	$36,115
Weighted average number of shares outstanding - Diluted	13,874	13,849	13,860	13,835
Funds From Operations per diluted share	$0.88	$0.82	$2.59	$2.61

Our FFO increased by $908,000 to $12.2 million during the third quarter of 2025, as compared to $11.3 million during the third quarter of 2024. The net increase was primarily due to an increase in depreciation and amortization expense during the third quarter of 2025, as compared to the comparable quarter of 2024, consisting primarily of the approximately $900,000 of nonrecurring depreciation expense recorded during the third quarter of 2025, as mentioned above.

Our FFO decreased by $166,000 to $35.9 million during the first nine months of 2025, as compared to $36.1 million during the first nine months of 2024. The net decrease was primarily due to the $1.3 million decrease in net income, as discussed above, partially offset by a $1.1 million increase in depreciation and amortization expense, which includes the approximately $900,000 of nonrecurring depreciation expense recorded during the third quarter of 2025.

Other Operating Results

Interest Expense:

As reflected in the schedule below, interest expense was $4.8 million during each of the three-month periods ended September 30, 2025 and 2024, and $14.2 million and $13.9 million during the nine-month periods ended September 30, 2025 and 2024, respectively (amounts in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Credit agreement	$5,227	$5,918	$15,378	$17,391
Mortgage interest	199	213	605	774
Interest rate swaps income, net (a.)	(797)	(1,520)	(2,350)	(4,805)
Amortization of financing fees	188	188	569	571
Other interest	(1)	(6)	-	(11)
Interest expense, net	$4,816	$4,793	$14,202	$13,920

(a.)
Please see below in Quantitative and Qualitative Disclosures About Market Risk-Financial Instruments for disclosure regarding our various interest rate swap agreements. Two interest rate swap agreements, with a combined aggregated notional amount of $85 million, expired in September, 2024 (consisting of a $35 million notional amount with a fixed interest rate of 1.4975% and a $50 million notional amount with a fixed interest rate of 1.144%). In October, 2024, those agreements were replaced with an interest rate swap agreement on a total notional amount of $85 million with a fixed interest rate of 3.2725%. During the three and nine-month periods ended September 30, 2025 and 2024, net interest was paid to us from the counterparties pursuant to the interest rate swaps that were active during each period.

Interest expense increased by $23,000 during the three-month period ended September 30, 2025, as compared to the comparable period of 2024, due primarily to: (i) a $723,000 increase due to a net decrease in interest rate swap income due to the interest rate swap agreement transitions mentioned in footnote (a) above; (ii) a $691,000 decrease in the interest expense pursuant to our credit agreement resulting primarily from a decrease in our average effective cost of borrowings (to 5.93% during the third quarter of 2025 as compared to 6.93% during the comparable quarter of 2024), partially offset by an increase in our average outstanding borrowings (to $349.9 million during the third quarter of 2025 as compared to $339.6 million during the comparable quarter of 2024); (iii) a $14,000 decrease in mortgage interest expense, and; (iv) an increase of $5,000 in other interest.

Interest expense increased by $282,000 during the nine-month period ended September 30, 2025, as compared to the comparable period of 2024, due primarily to: (i) a $2.5 million increase due to a net decrease in interest rate swap income due to the interest rate swap agreement transitions mentioned in footnote (a.) above; (ii) a $2.0 million decrease in the interest expense pursuant to our credit agreement resulting primarily from a decrease in our average effective cost of borrowings (to 5.93% during the first nine months of 2025 as compared to 6.94% during the comparable period of 2024), partially offset by an increase in our average outstanding borrowings (to $346.6 million during the first nine months of 2025 as compared to $334.9 million during the comparable period of 2024); (iii) a $169,000 decrease in mortgage interest expense (due primarily to repayment, utilizing borrowings under our credit agreement, of a $12.2 million fixed rate mortgage loan that matured during the second quarter of 2024), and; (iv) an increase of $9,000 in other interest expense.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $35.5 million during the nine-month period ended September 30, 2025 as compared to $33.8 million during the comparable period of 2024. The $1.7 million net increase was attributable to:

•
a favorable change of $1.2 million in accrued expenses and other liabilities, due primarily to the timing of accrued expense disbursements;
•
a favorable change of $630,000 in lease receivables;
•
an unfavorable change of $279,000 in leasing costs paid;
•
an unfavorable change of $139,000 due to a decrease in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization related to above/below market leases, amortization of deferred financing costs and stock-based compensation expense), as discussed above, and;
•
other combined net favorable changes of $374,000.

Net cash used in investing activities

Net cash used in investing activities was $12.4 million during the first nine months of 2025 as compared to $11.2 million during the first nine months of 2024.

During the nine-month period ended September 30, 2025 we funded: (i) $6.8 million in equity investments in unconsolidated LLCs (consisting primarily of our $6.5 million pro rata share of a $6.8 million third-party construction loan that was fully repaid in May, 2025); (ii) $5.6 million in additions to real estate investments, including tenant improvements at various MOBs, and; (iii) a $327,000 net advance made to a third-party partner of an unconsolidated LLC that is scheduled to be repaid to us, with interest, during the fourth quarter of 2025. In addition, during the nine months ended September 30, 2025, we received $303,000 of cash in excess of income from LLCs.

During the nine-month period ended September 30, 2024 we funded: (i) $5.9 million in equity investments in unconsolidated LLCs, and; (ii) $6.0 million in additions to real estate investments, including tenant improvements at various MOBs. In addition, during the nine months ended September 30, 2024, we received $765,000 of cash in excess of income from LLCs.

Net cash used in financing activities

Net cash used in financing activities was $23.2 million during the nine months ended September 30, 2025, as compared to $24.4 million during the nine months ended September 30, 2024.

During the nine-month period ended September 30, 2025, we paid: (i) $30.7 million of dividends, including $100,000 of dividends previously accrued, and; (ii) $794,000 on mortgage notes payable that are non-recourse to us. Additionally, during the nine months ended September 30, 2025, we received: (i) $8.2 million of net borrowings pursuant to our Credit Agreement, and; (ii) $115,000 of net cash from the issuance of shares of beneficial interest.

During the nine-month period ended September 30, 2024, we paid: (i) $13.2 million on mortgage notes payable that are non-recourse to us, including a $12.2 million repayment of a fixed rate mortgage loan that matured during the second quarter of 2024; (ii) $2.1 million of financing costs related to the Credit Agreement, and; (iii) $30.2 million of dividends, including $85,000 of previously accrued dividends. Additionally, during the nine months ended September 30, 2024, we received (i) $21.2 million of net borrowings pursuant to our Credit Agreement, and; (ii) $17,000, of net cash from the issuance of shares of beneficial interest.

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

No shares were issued under the Form S-3 since the effective date of April 30, 2024 through September 30, 2025. As of September 30, 2025, we have paid or incurred approximately $291,000 in various fees and expenses related to the Form S-3. The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors. We make no assurance regarding when, or if, we will issue any securities under this registration statement.

Additional cash flow and dividends paid information for the nine-month periods ended September 30, 2025 and 2024:

As indicated on our condensed consolidated statement of cash flows, we generated net cash provided by operating activities of $35.5 million and $33.8 million during the nine-month periods ended September 30, 2025 and 2024, respectively. As also indicated on our statement of cash flows, non-cash expenses including depreciation and amortization expense, amortization related to above/below market leases, amortization of deferred financing costs and stock-based compensation expense, as well as changes in certain assets and liabilities, are the primary differences between our net income and net cash provided by operating activities during each period.

We declared and paid dividends of $30.7 million and $30.2 million during the nine-month periods ended September 30, 2025 and 2024, respectively. During the first nine months of 2025, the $35.5 million of net cash provided by operating activities was approximately $4.8 million greater than the $30.7 million of dividends paid during the first nine months of 2025. During the first nine months of 2024, the $33.8 million of net cash provided by operating activities was approximately $3.5 million greater than the $30.2 million of dividends paid during the first nine months of 2024.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the nine months ended September 30, 2025 and 2024. From time to time, various other sources and uses of cash may include items such as investments and advances made to/from LLCs, additions to real estate investments, acquisitions/divestiture of properties, net borrowings/repayments of debt, and proceeds generated from the issuance of equity. Therefore, in any given period, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties. Rather, our dividends as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our $425 million Credit Agreement (which had $67.9 million of available borrowing capacity, net of outstanding borrowings as of September 30, 2025); (ii) borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our consolidated and unconsolidated LLCs/LPs; (iii) the issuance of other long-term debt, and/or; (iv) the issuance of equity. In April, 2024 we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission pursuant to which we may offer up to $100 million of securities pursuant to supplemental prospectuses which we may file from time to time.

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

The margins over Adjusted Term SOFR, Base Rate and the facility fee are based upon our total leverage ratio. At September 30, 2025, the applicable margin over the Adjusted Term SOFR rate for revolving loans was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%. At September 30, 2025, the applicable margin over the Adjusted Term SOFR rate for term loans was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%.

At September 30, 2025, we had $357.1 million of outstanding borrowings pursuant to the terms of our $425 million Credit Agreement and $67.9 million of available borrowing capacity. At December 31, 2024, we had $348.9 million of outstanding borrowings pursuant to the terms of our Credit Agreement in effect at that time, and $76.1 million of available borrowing capacity. There are no compensating balance requirements.

In our consolidated statements of cash flows, we report cash flows pursuant to our Credit Agreement on a net basis. Aggregate borrowings under our Credit Agreement were $14.9 million and $17.2 million during the quarters ended September 30, 2025 and 2024, respectively, and aggregate repayments were $12.7 million and $12.4 million during the quarters ended September 30, 2025 and 2024, respectively. Aggregate borrowings under our Credit Agreement were $47.5 million and $64.2 million during the nine-months ended September 30, 2025 and 2024, respectively, and aggregate repayments were $39.4 million and $43.0 million during the nine-months ended September 30, 2025 and 2024, respectively.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts then outstanding under the Credit Agreement. We were in compliance with all of the covenants in the Credit Agreement at each of September 30, 2025 and December 31, 2024. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	September 30, 2025	December 31, 2024
Tangible net worth	>= $125,000	$152,529	$172,216
Total leverage	< =60%	44.0%	44.4%
Secured leverage	< =30%	2.3%	2.4%
Unencumbered leverage	< =60%	45.7%	45.9%
Fixed charge coverage	>=1.50x	3.2x	3.2x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of September 30, 2025 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	$7,425	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	11,294	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	18,719
Less net financing fees	(144)
Total mortgages notes payable, non-recourse to us, net	$18,575

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

At September 30, 2025 and December 31, 2024, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of September 30, 2025, had a combined carrying value of approximately $18.7 million and a combined fair value of approximately $17.6 million. The mortgages outstanding as of December 31, 2024, had a combined carrying value of approximately $19.5 million and a combined fair value of approximately $17.7 million. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosure in connection with debt instruments. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Off Balance Sheet Arrangements

At each of September 30, 2025 and December 31, 2024, we had no off balance sheet arrangements.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At September 30, 2025, the fair value of our interest rate swaps was a net asset of $2.1 million which is included in deferred charges and other assets on the accompanying condensed consolidated balance sheet. During the third quarter of 2025, we received approximately $797,000 from the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the first nine months of 2025, we received approximately $2.4 million from the counterparties, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the third quarter of 2024, we received approximately $1.5 million from the counterparties (approximately $760,000 of which relates to the two swaps that expired on September 16, 2024), adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the first nine months of 2024, we received approximately $4.8 million from the counterparties (approximately $2.5 million of which relates to the two swaps that expired on September 16, 2024), adjusted for the previous quarter accrual, pursuant to the terms of the swaps. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity. Amounts are reclassified from AOCI to the income statement in the period or periods the hedged transaction affects earnings. We do not expect any gains or losses on our interest rate swaps to be reclassified to earnings in the next twelve months.

The sensitivity analysis related to our fixed and variable rate debt assumes current market rates with all other variables held constant. As of September 30, 2025, the fair value and carrying value of our debt is approximately $374.7 million and $375.8 million, respectively. As of that date, the carrying value exceeds the fair value by approximately $1.1 million.

The table below presents information regarding our financial instruments that are sensitive to changes in interest rates. For debt obligations, the amounts of which are as of September 30, 2025, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2025	2026	2027	2028	2029	Thereafter	Total
Long-term debt:
Fixed rate:
Debt(a)	$146	$600	$626	$653	$680	$16,014	$18,719
Average interest rates	4.20%	4.20%	4.20%	4.30%	4.30%	4.40%	4.30%
Variable rate:
Debt(b)	$—	$—	$—	$357,050	$—	$—	$357,050
Average interest rates	—	—	—	5.75%	—	—	5.75%
Interest rate swaps:
Notional amount(c)	$—	$—	$80,000	$85,000	$—	$—	$165,000
Interest rates	—	—	1.58%	3.27%	—	—	2.45%

(a)
Consists of non-recourse mortgage notes payable.
(b)
Consists of $357.1 million of outstanding borrowings under the terms of our $425 million Credit Agreement which has a scheduled maturity date of September 30, 2028.
(c)
Includes: (i) a $55 million interest rate swap with a fixed interest rate of 0.5050% that is scheduled to mature in March, 2027; (ii) a $25 million interest rate swap with a fixed interest rate of 3.9495% that is scheduled to mature in December, 2027, and; (iii) an $85 million interest rate swap with a fixed interest rate of 3.2725% that is scheduled to mature in September, 2028.

As calculated based upon our variable rate debt outstanding as of September 30, 2025 that is subject to interest rate fluctuations, and giving effect to the three interest rate swaps as reflected on the table above, each 1% change in interest rates would impact our net income by approximately $1.9 million.

Item 4. Controls and Procedures

As of September 30, 2025, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”).

Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Legislation adopted on July 4, 2025 (commonly known as the One Big Beautiful Bill Act) attaches work and community service requirements to eligibility for Medicaid benefits that will have the effect of limiting Medicaid enrollment and expenditure. That legislation also places limits on provider fees used to increase federal Medicaid funding to states. The legislation prohibits states not previously having expanded Medicaid eligibility to 138% of federal poverty level from increasing the rate of current provider fees which fund certain state supplemental payments or increasing the base of the fee to a class or items of services that the fee did not previously cover. That current provider fee threshold will remain at 6%. For states having expanded Medicaid eligibility under the ACA, the provider fee threshold will be reduced by 0.5% annually between federal fiscal years 2028 and 2032 with the resulting threshold ultimately becoming 3.5%. The legislation also eliminates certain insurance exchange premium tax credits beyond 2025 and insurance exchange enrollment is expected to be adversely impacted. Extension of the tax credits is currently the subject of United States Congressional debate as part of the federal budget negotiation, and we cannot predict whether these subsidies will ultimately be adopted in federal fiscal year 2026. All of these factors may be expected to reduce the revenues of the operators of our properties and tenants of our office buildings, and likely increase the level of uncompensated care provided by the operators of our hospital facilities, including UHS. As a result, our results of operations may be unfavorably impacted.

Item 5. Other Information

None of the Trust’s Board of Trustees or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Trust’s quarter ended September 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

Date: November 7, 2025	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

/s/ Alan B. Miller
Alan B. Miller,
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Charles F. Boyle
Charles F. Boyle, Senior Vice President and Chief Financial Officer (Principal Financial Officer)