Form 10-K
period 2025-12-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2026-02-25
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Aggregate market value of voting shares and non-voting shares held by non-affiliates as of June 30, 2025: $512.9 million (For the purpose of this calculation only, all members of the Board of Trustees are deemed to be affiliates). Number of shares of beneficial interest outstanding of registrant as of January 31, 2026: 13,874,643.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for our 2026 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2025 (incorporated by reference under Part III).

UNIVERSAL HEALTH REALTY INCOME TRUST

2025 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2025. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

As disclosed in this Annual Report, including in Part I, Item 1.-Relationship with Universal Health Services, Inc. (“UHS”), a wholly-owned subsidiary of UHS (UHS of Delaware, Inc.) serves as our Advisor pursuant to the terms of an annually renewable Advisory Agreement dated December 24, 1986, and as amended and restated as of January 1, 2019. The advisory agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by our Trustees who are unaffiliated with UHS, that the Advisor’s performance has been satisfactory. The Advisory Agreement was renewed for 2026 with the same terms as the Advisory Agreement in place during 2025, 2024 and 2023. Our officers are all employees of UHS through its wholly-owned subsidiary, UHS of Delaware, Inc. In addition, five of our hospital facilities are leased to wholly-owned subsidiaries of UHS, one of our hospital facilities is leased to a joint venture between a wholly-owned subsidiary of UHS and a third party, and subsidiaries of UHS are tenants of nineteen medical office buildings (“MOBs”), free-standing emergency departments, that are either wholly or jointly-owned by us. Any reference to “UHS” or “UHS facilities” in this report is referring to Universal Health Services, Inc.’s subsidiaries, including UHS of Delaware, Inc.

In this Annual Report, the term “revenues” does not include the revenues of the unconsolidated limited liability companies in which we have various non-controlling equity interests ranging from 33% to 95%. As of December 31, 2025, we had investments in four jointly-owned LLCs/LPs. We currently account for our share of the income/loss from these investments by the equity method (see Note 8 to the Consolidated Financial Statements included herein).

PART I

ITEM 1. Business

General

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities currently including acute care hospitals, behavioral health care hospitals, specialty facilities, free-standing emergency departments, childcare centers and medical/office buildings. As of February 25, 2026, we have seventy-seven real estate investments or commitments in twenty-one states consisting of:

•
six hospital facilities consisting of three acute care hospitals and three behavioral health care hospitals;
•
four free-standing emergency departments (“FEDs”);
•
sixty-one medical/office buildings (“MOBs”), including four owned by unconsolidated limited liability companies (“LLCs”)/limited liability partnerships (“LPs”);
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

In accordance with Section 303A.12(a) of The New York Stock Exchange Listed Company Manual, we submitted our CEO’s Certification to the New York Stock Exchange in 2025. Additionally, contained in Exhibits 31.1 and 31.2 of this Annual Report are our CEO’s and CFO’s certifications regarding the quality of our public disclosure under Section 302 of the Sarbanes-Oxley Act of 2002.

Overview of Facilities

As of February 25, 2026, we have investments in seventy-seven facilities located in twenty-one states and consisting of the following:

Facility Name	Location	Type of Facility	Ownership	Guarantor
McAllen Medical Center (A)	McAllen, TX	Acute Care	100%	Universal Health Services, Inc.
Wellington Regional Medical Center (A)	W. Palm Beach, FL	Acute Care	100%	Universal Health Services, Inc.
Aiken Regional Medical Center (A)	Aiken, SC	Acute Care	100%	Universal Health Services, Inc.
Aurora Pavilion Behavioral Health (A)	Aiken, SC	Behavioral Health	100%	Universal Health Services, Inc.
Canyon Creek Behavioral Health (A)	Temple, TX	Behavioral Health	100%	Universal Health Services, Inc.
Clive Behavioral Health (I)	Clive, IA	Behavioral Health	100%	Universal Health Services, Inc. and Catholic Health Initiatives-Iowa, Corp.
4058 W. Melrose Land (J)	Chicago, IL	Vacant Land	100%	--
Evansville Facility (G)	Evansville, IN	Specialty	100%	--
Family Doctor’s Medical Office Bldg. (B)	Shreveport, LA	MOB	100%	Christus Health Northern Louisiana
Professional Buildings at Kings Crossing
Building A (B)	Kingwood, TX	MOB	100%	--
Building B (B)	Kingwood, TX	MOB	100%	--
Chesterbrook Academy (B)	Audubon, PA	Preschool & Childcare	100%	SEG, Incorporated
Chesterbrook Academy (B)	New Britain, PA	Preschool & Childcare	100%	SEG, Incorporated
Chesterbrook Academy (B)	Newtown, PA	Preschool & Childcare	100%	SEG, Incorporated
101 Tanner Drive (G)	Uwchlan, PA	Preschool & Childcare	100%	--
Southern Crescent Center I (B)	Riverdale, GA	MOB	100%	--
Southern Crescent Center, II (B)	Riverdale, GA	MOB	100%	--
St. Matthews Medical Plaza II (C)	Louisville, KY	MOB	33%	--
Desert Valley Medical Center (E)	Phoenix, AZ	MOB	100%	--
Cypresswood Professional Center (B)
8101	Spring, TX	MOB	100%	--
8111	Spring, TX	MOB	100%	--
Desert Springs Medical Plaza (E)	Las Vegas, NV	MOB	100%	--
701 South Tonopah Bldg. (A)	Las Vegas, NV	MOB	100%	--
Santa Fe Professional Plaza (E)	Scottsdale, AZ	MOB	100%	--
Summerlin Hospital MOB I (D)	Las Vegas, NV	MOB	100%	--
Summerlin Hospital MOB II (D)	Las Vegas, NV	MOB	100%	--
Danbury Medical Plaza (B)	Danbury, CT	MOB	100%	--
Mid Coast Hospital MOB (C)	Brunswick, ME	MOB	74%	--
Rosenberg Children’s Medical Plaza (E)	Phoenix, AZ	MOB	100%	--
Gold Shadow (D)
700 Shadow Lane MOB	Las Vegas, NV	MOB	100%	--
2010 & 2020 Goldring MOBs	Las Vegas, NV	MOB	100%	--
Apache Junction Medical Plaza (E)	Apache Junction, AZ	MOB	100%	--
Spring Valley Medical Office Building (D)	Las Vegas, NV	MOB	100%	--
Spring Valley Medical Office Building II (D)	Las Vegas, NV	MOB	100%	--
Sierra San Antonio Medical Plaza (E)	Fontana, CA	MOB	100%	--
Phoenix Children’s East Valley Care Center (E)	Phoenix, AZ	MOB	100%	--
Centennial Hills Medical Office Building (D)	Las Vegas, NV	MOB	100%	--
Palmdale Medical Plaza (D)	Palmdale, CA	MOB	100%	--
Summerlin Hospital MOB III (D)	Las Vegas, NV	MOB	100%	--
Vista Medical Terrace (D)	Sparks, NV	MOB	100%	--
The Sparks Medical Building (D)	Sparks, NV	MOB	100%	--
Texoma Medical Plaza (D)	Denison, TX	MOB	100%	--
BRB Medical Office Building (E)	Kingwood, TX	MOB	100%	--
3811 E. Bell (E)	Phoenix, AZ	MOB	100%	--
Lake Pointe Medical Arts Building (E)	Rowlett, TX	MOB	100%	--
Forney Medical Plaza (E)	Forney, TX	MOB	100%	--
Tuscan Professional Building (E)	Irving, TX	MOB	100%	--
Dunwoody Building (K)	Atlanta, GA	MOB	100%	--
PeaceHealth Medical Clinic (E)	Bellingham, WA	MOB	100%	--
Forney Medical Plaza II (C)	Forney, TX	MOB	95%	--
Northwest Texas Professional Office Tower (F)	Amarillo, TX	MOB	100%	--
5004 Poole Road MOB (A)	Denison, TX	MOB	100%	--
Ward Eagle Office Village (E)	Farmington Hills, MI	MOB	100%	--
The Northwest Med. Center at Sugar Creek (E)	Bentonville, AR	MOB	100%	--
Hanover Emergency Center (E)	Mechanicsville, VA	FED	100%	Henrico Doctors' Hospital
South Texas ER at Weslaco (A)	Weslaco, TX	FED	100%	--
South Texas ER at Mission (A)	Mission, TX	FED	100%	--
Haas Medical Office Park (E)	Ottumwa, IA	MOB	100%	Regional Hospital Partners
Piedmont - Roswell Physician Center (E)	Sandy Springs, GA	MOB	100%	--
Piedmont - Vinings Physician Center (E)	Vinings, GA	MOB	100%	--
Madison Professional Office Building (E)	Madison, AL	MOB	100%	--
Chandler Corporate Center III (E)	Chandler, AZ	MOB	100%	--
Frederick Crestwood MOB (E)	Frederick, MD	MOB	100%	--
2704 North Tenaya Way (E)	Las Vegas, NV	MOB	100%	--
Henderson Medical Plaza (D)	Henderson, NV	MOB	100%	--
Health Center at Hamburg (E)	Hamburg, PA	MOB	100%	--
Las Palmas Del Sol Emergency Center-West (E)	El Paso, TX	FED	100%	--
Beaumont Medical Sleep Center Building (E)	Southfield, MI	MOB	100%	--

Bellin Health Family Medicine Center (E)	Escanaba, MI	MOB	100%	--
Texoma Medical Plaza II (H)	Denison, TX	MOB	95%	--
Sand Point Medical Properties (E)	Escanaba, MI	MOB	100%	Fresenius Medical Care Holdings, Inc.
Fire Mesa (A)	Las Vegas, NV	Office Building	100%	Universal Health Services, Inc.
140 Thomas Johnson Drive (B)	Frederick, MD	MOB	100%	--
Beaumont Heart and Vascular Center (B)	Dearborn, MI	MOB	100%	--
Sierra Medical Plaza I (D)	Reno, NV	MOB	100%	--
McAllen Doctor's Center (A)	McAllen, TX	MOB	100%	Universal Health Services, Inc.
Palm Beach Gardens Medical Plaza I (L)	Palm Beach Gardens, FL	MOB	100%	--

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
(F)
The building has been vacant since October 31, 2025 upon the expiration of the previous tenant's lease term and is being marketed.
(G)
The facility is vacant and being marketed.
(H)
Real estate assets owned by an LLC or an LP in which we have a noncontrolling ownership interest and include tenants who are subsidiaries of UHS.
(I)
This property is leased to a joint venture between a wholly-owned subsidiary of UHS and Catholic Health Initiatives-Iowa, Corp.
(J)
Demolition of this facility was completed during 2023. We continue to market this vacant land. Please see Note 4 to the consolidated financial statements for further details surrounding this property.
(K)
The building has been vacant since May 31, 2025 upon the expiration of the previous tenant's lease term. In November 2025, a new tenant executed a 15.3 year lease for the building which is scheduled to commence on August 1, 2026 (with expiration on December 1, 2041), pending completion of tenant improvements and issuance of certificate of occupancy.
(L)
In October 2025, we entered into a ground lease with a wholly-owned subsidiary of UHS with the intent to develop, construct and own Palm Beach Gardens Medical Plaza I, an 80,000 square foot MOB located in Palm Beach Gardens, Florida. Construction commenced in February, 2026, and is expected to be completed during the fourth quarter of 2026. The cost of the MOB is estimated to be approximately $34 million. A wholly-owned subsidiary of UHS has executed a 10-year master flex lease agreement, which is subject to reduction based on the execution of third-party leases, for approximately 75% of the rentable square feet of the MOB.

Other Information

Included in our portfolio at December 31, 2025, are six hospital facilities leased to subsidiaries of UHS comprised of three acute care hospitals and three behavioral health care hospitals. The combined revenues generated from the leases on these hospitals comprised approximately 24%, 24% and 25% of our consolidated revenues during 2025, 2024 and 2023, respectively. As of January 1, 2026, leases on the six acute and behavioral health care hospitals have fixed terms with an average of 6.6 years remaining and include renewal options ranging from one to seven, five or ten-year terms. The remaining lease terms for each hospital, which vary by hospital, are included herein in Item 2. Properties.

We believe a facility’s earnings before interest, taxes, depreciation, amortization and lease rental expense (“EBITDAR”) and a facility’s EBITDAR divided by the sum of minimum rent plus additional rent payable to us (“Coverage Ratio”), which are non-GAAP financial measures, are helpful to us and our investors as a measure of the operating performance of a hospital facility. EBITDAR, which is used as an indicator of a facility’s estimated cash flow generated from operations (before rent expense, capital additions and debt service), is used by us in evaluating a facility’s financial viability and its ability to pay rent. The combined weighted average Coverage Ratio for the six hospitals owned by us, all of which were leased to subsidiaries of UHS, was approximately 8.6 during 2025 (ranging from 0.08 to 15.3) and approximately 8.3 during 2024 (ranging from 0.02 to 13.5).

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

Relationship with Universal Health Services, Inc. (“UHS”)

Leases: We commenced operations in 1986 by purchasing certain properties from subsidiaries of UHS and immediately leasing the properties back to the respective subsidiaries. The base rentals and lease and renewal terms for each of the hospitals leased to subsidiaries of UHS as of January 1, 2026, are provided below. The base rents are paid monthly. The lease on McAllen Medical Center also provides for bonus rent which is paid quarterly based upon a computation that compares the hospital’s current quarter revenue to a corresponding quarter in the base year. The hospital leases with subsidiaries of UHS, with the exception of the lease on Clive Behavioral Health Hospital (which is operated by UHS in a joint venture with an unrelated third party), are unconditionally guaranteed by UHS and are cross-defaulted with one another. The lease for Clive Behavioral Health is guaranteed on a several basis by UHS (52%) and Catholic Health Initiatives-Iowa (48%).

The combined revenues generated from the leases on the three acute care and three behavioral health care hospital facilities leased to subsidiaries of UHS at December 31, 2025, 2024 and 2023, accounted for approximately 24%, 24% and 25% of our consolidated revenues for the years ended December 31, 2025, 2024 and 2023, respectively. In addition to the six UHS hospital facilities, we have nineteen properties consisting of medical/office buildings and FEDs that are either wholly or jointly-owned by us that include tenants that are subsidiaries of UHS (excluding Palm Beach Gardens Medical Plaza I which is under construction). The aggregate revenues generated from UHS-related tenants comprised approximately 40% of our consolidated revenue for the five years ended December 31, 2025 (approximately 40%, 40% and 41% for the years ended December 31, 2025, 2024 and 2023, respectively).

In December, 2021, we entered into an asset purchase and sale agreement, as amended, with UHS and certain of its affiliates. Pursuant to the terms of the transaction, in addition to $4.1 million in cash paid by us to UHS, a wholly-owned subsidiary of UHS purchased from us, the real estate assets of an acute care hospital located in California (at its fair market value) and two wholly-owned subsidiaries of UHS transferred to us (at their fair market values), the real estate assets of Aiken Regional Medical Center (“Aiken”), located in Aiken, South Carolina (which includes an acute care hospital and a behavioral health pavilion), and Canyon Creek Behavioral Health (“Canyon Creek”), located in Temple, Texas. As a result of UHS’ purchase option within the lease agreements of Aiken and Canyon Creek, the transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and the properties acquired by us in connection with the asset purchase and sale agreement with UHS were accounted for as financing arrangements. Pursuant to the leases, the aggregate annual rental rate on the acquired properties, which is payable to us on a monthly basis, was $6.0 million during 2025, $5.9 million during 2024 and $5.8 million during 2023. The portion of the lease payments that is included in our consolidated statements of income, and reflected as interest income on financing leases, was approximately $5.4 million for the year ended December 31, 2025, $5.4 million for the year ended December 31, 2024 and $5.5 million for the year ended December 31, 2023. Our consolidated balance sheets as of December 31, 2025 and 2024 include financing receivables related to this transaction of $82.1 million and $82.8 million, respectively.

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

The table below details the existing lease terms and renewal options for each of the hospital leases that are related to UHS as of January 1, 2026, consisting of three acute care hospitals and three behavioral health hospitals:

Hospital Name	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	$5,485,000	December, 2026	5 (a)
Wellington Regional Medical Center	$6,975,000	December, 2026	5 (b)
Aiken Regional Medical Center/Aurora Pavilion Behavioral Health Services	$4,257,000	December, 2033	35 (c)
Canyon Creek Behavioral Health	$1,925,000	December, 2033	35 (c)
Clive Behavioral Health	$2,930,000	December, 2040	50 (d)
(a)
UHS has one 5-year renewal option at existing lease rates (through 2031).
(b)
UHS has one 5-year renewal option at fair market value lease rates (through 2031). The annual rental has increased by 2.5% on an annual compounded basis on each January 1st through 2026.
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

In October, 2024, two wholly-owned subsidiaries of UHS each exercised their 5-year renewal options on two FEDs located in Weslaco and Mission, Texas, covering the period of February 1, 2025 through January 31, 2030. The aggregate annual lease rates on the renewed leases, which are scheduled to increase 2% per year, for the period of February 1, 2026 through January 31, 2027 is approximately $1.1 million. The wholly-owned subsidiaries of UHS have five, 5-year renewal options remaining on each of these FEDs, with the first three renewal options (covering the years 2030 through 2044) providing for 2% annual increases to the lease rates, and the remaining two, 5-year renewal options (covering the years 2045 through 2054) providing for lease rates at the then fair market value. These leases are cross-defaulted with one another and the wholly-owned subsidiaries of UHS have the option to purchase the leased properties upon the expiration of each five-year extended term at the fair market value at that time.

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

In October 2025, we entered into a ground lease with a wholly-owned subsidiary of UHS with the intent to develop, construct and own the real property of Palm Beach Gardens Medical Plaza I, an 80,000 square foot MOB located in Palm Beach Gardens, Florida. Construction of this MOB, for which we have engaged a wholly-owned subsidiary of UHS to act as project manager, commenced in February, 2026, and is scheduled to be completed during the fourth quarter of 2026. The cost of the MOB is estimated to be approximately $34 million. This MOB will be located on the campus of the Alan B. Miller Medical Center, a newly constructed acute care hospital owned and operated by a wholly-owned subsidiary of UHS, which is scheduled to be completed and opened during the second quarter of 2026. A wholly-owned subsidiary of UHS has executed a 10-year master flex lease agreement, which is subject to reduction based on the execution of third-party leases, for approximately 75% of the rentable square feet of the MOB.

During the third quarter of 2023, we acquired the McAllen Doctor's Center, an MOB located in McAllen, Texas for a purchase price of approximately $7.6 million, including transaction costs. The building has approximately 79,500 rentable square feet and is 100% master leased to McAllen Hospitals, L.P, a wholly-owned subsidiary of UHS. The triple-net master lease is for twelve years scheduled to expire on August 31, 2035. McAllen Hospitals, L.P. has the option to renew the lease term for three consecutive ten-year terms. The current annual base rent is approximately $669,000.

Construction was substantially completed during 2023 on Sierra Medical Plaza I, a multi-tenant MOB located in Reno, Nevada, consisting of approximately 86,000 rentable square feet. This MOB is located on the campus of the Northern Nevada Sierra Medical Center, an acute care hospital that was newly constructed and owned and operated by a wholly-owned subsidiary of UHS. The aggregate cost of the MOB is expected to be approximately $35 million, approximately $30 million of which was incurred as of December 31, 2025. In connection with this MOB, we entered into a ground lease and master flex-lease agreement with a wholly-owned subsidiary of UHS both of which commenced during March, 2023. The master flex lease agreement has a ten-year term scheduled to expire on March 31, 2033. The MOB is 68% leased including the ten-year master flex lease for 34% of the rentable square feet. The master flex-lease agreement is subject to a reduction based upon the execution of third-party leases. The ground lease has a 75-year term scheduled to expire on March 2, 2098.

We are the lessee on fourteen ground leases with subsidiaries of UHS (for consolidated and unconsolidated investments), including one that commenced in October, 2025 for a building which we are constructing on the campus of the Alan B. Miller Medical Center in Palm Beach Gardens, Florida. The remaining lease terms on the ground leases with subsidiaries of UHS range from approximately 24 years to approximately 76 years. The annual aggregate lease payments on these properties were approximately $571,000 for the year ended 2025 and expected to be $585,000 for 2026, $603,000 for each of the years ended 2027 through 2030, and an aggregate of $32.8 million thereafter. See Note 4 to the consolidated financial statements-Lease Accounting for further disclosure around our lease accounting.

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of December 31, 2025 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock or restricted stock units. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time compensation awards in the form of restricted stock, and/or cash bonuses.

Advisory Agreement: UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an advisory agreement dated December 24, 1986, and as amended and restated as of January 1, 2019 (the “Advisory Agreement”). Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory. The Advisory Agreement was renewed for 2026 with the same terms as the Advisory Agreement in place during 2025, 2024 and 2023.

Our advisory fee for 2025, 2024 and 2023 was computed at 0.70% of our average invested real estate assets, as derived from our consolidated balance sheet. Based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the advisory fee computation remained unchanged for 2025, as compared to 2024 and 2023. The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, lease receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Advisory fees incurred and paid (or payable) to UHS amounted to $5.6 million during 2025, $5.5 million during 2024 and $5.3 million during 2023, and were based upon average invested real estate assets of $799 million, $783 million and $757 million during 2025, 2024 and 2023, respectively.

Share Ownership: As of December 31, 2025 and 2024, UHS owned 5.7% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the Securities and Exchange Commission (“SEC”) and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from UHS-related tenants comprised approximately 40% of our consolidated revenue for the five years ended December 31, 2025 (approximately 40%, 40% and 41% for the years ended December 31, 2025, 2024 and 2023, respectively), and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

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

Regulation and Other Factors

During each of the years of 2025, 2024 and 2023, approximately 27% of our revenues were earned pursuant to leases with operators of acute care hospitals, behavioral health care hospitals and free-standing emergency departments (“FEDs”), the substantial majority of which are subsidiaries of UHS. A significant portion of the revenue earned by the operators of our acute and behavioral health care hospitals and FEDs is derived from federal and state healthcare programs, including Medicare and Medicaid (excluding managed Medicare and Medicaid programs).

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

Legislation adopted on July 4, 2025 (the One Big Beautiful Bill Act), attaches work and community service requirements to eligibility for Medicaid benefits that will have the effect of limiting Medicaid enrollment and expenditure. That legislation also places limits on provider fees used to increase federal Medicaid funding to states. The legislation prohibits states not previously having expanded Medicaid eligibility to 138% of federal poverty level from increasing the rate of current provider fees which fund certain state supplemental payments or increasing the base of the fee to a class or items of services that the fee did not previously cover. That current provider fee threshold will remain at 6%. For states having expanded Medicaid eligibility under the legislation, the provider fee threshold will be reduced by 0.5% annually between federal fiscal years 2028 and 2032 with the resulting threshold ultimately becoming 3.5%. The legislation also eliminates certain insurance exchange premium tax credits beyond 2025 and exchange enrollment is expected to be adversely impacted. On January 8, 2026, the U.S. House of Representatives passed H.R.1834 to extend for three years the enhanced premium tax credits ("EPTCs") that expired on December 31, 2025, which is currently undergoing review in the Senate. We cannot predict whether these subsidies will ultimately be adopted in federal fiscal year 2026. All of these factors may be expected to reduce the revenues of the operators of our properties and likely increase the level of uncompensated care provided by the operators of our hospital facilities, including UHS. As a result, our results of operations may be unfavorably impacted.

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

There are additional legislative changes that are likely to result in major changes in the health care delivery system on a national or state level, including changes in the structure and administration of, and funding for, federal and state agencies and programs. For example, Congress has reduced to $0 the penalty for failing to maintain health coverage that was part of the original Patient Protection and Affordable Care Act, as amended by the Health and Education Reconciliation Act (collectively, the “ACA") as part of the Tax Cuts and Jobs Act. The Biden administration had issued executive orders implementing a special enrollment period permitting individuals to enroll in health plans outside of the annual open enrollment period and reexamining policies that may undermine the ACA or the Medicaid program. The Inflation Reduction Act of 2022 (“IRA”) was passed on August 16, 2022, which among other things, allows for the Centers for Medicare and Medicaid Services to negotiate prices for certain single-source drugs reimbursed under Medicare Part B and Part D. The American Rescue Plan Act’s expansion of subsidies to purchase coverage through an ACA exchange, which the IRA continued through 2025, had increased insurance exchange enrollment. These enhanced subsidies expired on December 31, 2025.

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

Congress has passed and the President has signed a consolidated appropriations package providing fiscal year 2026 funding for the majority of federal agencies, while lawmakers continue to negotiate and consider outstanding appropriations legislation for the Department of Homeland Security. We cannot predict whether or not there will be future appropriations legislation avoiding a federal government shutdown, however, the operating results and results of operations of certain of our tenants, and therefore potentially ours, could be materially unfavorably impacted by the federal government shutdown.

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

Our three acute care hospitals, three behavioral health care facilities and two FEDs operated by subsidiaries of UHS, as well as two FEDs operated by unaffiliated third-parties, are located in Texas, Florida, Virginia, South Carolina and Iowa. We can provide no assurance that reductions to Medicaid revenues earned by operators of certain of our facilities, particularly our hospital operators in the above-mentioned states, will not have a material adverse effect on the future operating results of those operators which, in turn, could have a material adverse effect on us.

Corporate Social Responsibility and Sustainability

The Board of Trustees and its committees oversee the environmental, social and governance (“ESG”) initiatives across our facilities.

We recognize the need to protect the natural environment as well as serve our tenants and the communities in which our facilities operate. Keeping our surroundings clean and minimizing pollution is of benefit to all. We are committed to following best practices when managing our energy usage and consumption and disposing of waste. Stewardship continues to play an important role in our commitment to a clean environment and strong communities.

Environmental Stewardship

We are determined to provide efficient, well-designed properties for our healthcare tenants while partnering with third-party management providers who support the core tenets of sustainability. In addition to our newly constructed properties, our existing buildings, which make up the bulk of our portfolio, continually undergo evaluation and capital reinvestment that result in long- term benefits to both our tenants and the environment. When considering capital reinvestment into our properties, we closely examine and evaluate each project’s energy efficiency, pay-back period, reduction in carbon footprint and sustainability. Capital reinvestment projects authorized by us, which help to promote energy efficiency, reduce waste, as well as protect the environment, include the following features:

•
Updated/Upgraded automation systems installed at our buildings which monitor tenant and common area temperatures while optimizing start/stop equipment times, maximizing energy savings without sacrificing comfort.
•
As we improve our second-generation tenant space our standard practice is to replace older style lighting systems to LED lighting in accordance with current international building codes. As a result, we are continually reinvesting and upgrading to LED lighting, which contains no hazardous materials and the longer lifespan of light bulbs results in less waste and uses significantly less energy for light output comparable to older technologies. In addition, LED lighting creates significantly less heat, lowering electricity costs to power major HVAC systems. LED retrofits are built into all new and revised building construction standards.
•
Common area LED lighting retrofits were completed in a number of multi-tenant facilities, serving to reduce energy usage, costs, labor and material waste.
•
EMS systems in a number of facilities were upgraded to allow for remote access to computerized energy management systems and building automation systems. Remote access allows for immediate control and diagnostics of the HVAC (and in certain instances, lighting and security) systems to help maximize efficiency and ensure proper operation. Runtime schedules can be altered remotely based on a number of variables, including sudden changes in weather.
•
Parking lot pole light conversion to LED fixtures has been completed at several facilities resulting in improved lighting and security and a reduction in energy uses. As with all LED lamps, reduced consumption results in reduced electricity costs and the extensive lifespan of the bulbs results in reduced labor and material charges due to the infrequency of required replacements.
•
As older HVAC equipment ages out, reaches or exceeds its useful life, or requires replacement as the result of a malfunction, the equipment is replaced with new, energy efficient units utilizing ozone-safe refrigerants. Systematically, all equipment will be upgraded or replaced.

•
Exterior curtain walls are monitored and assessed to determine the appropriate timing of replacement of caulking or masonry grout (repointing) with superior materials to ensure proper water-proofing and sealing of the windows and walls which results in a reduction of energy loss.
•
Low-E glass entry doors are being installed in at PeaceHealth Medical Clinic, replacing an older, less energy efficient door system.
•
New roofs have been installed on buildings in Texas and California, resulting in better R-value insulation and water-tightness.
•
In buildings where available, trash recycling programs are in place.
•
Interior lighting in stairwells and restrooms are installed with timers and motion sensors to reduce energy consumption and prolong equipment life.
•
Third-party janitorial partners are requested to use “green” cleaning products and methods designed to preserve human health and environmental quality.
•
New roofing systems if/when required where insulation upgrades result in overall energy savings.
•
New construction and building improvements, when applicable, includes water-saving devices.
•
New construction and building improvements, when applicable, includes placing lights on timers thereby reducing energy consumption in alignment with current international building codes.
•
Updated HVAC systems and controls, saving energy and further eliminating the use of ozone-depleting refrigerants, are replacing older HVAC systems, as and when applicable.
•
Major elevator retrofits and modernizations are occurring as and when applicable, utilizing less energy.
•
Xeriscape, or dry-scape, has been installed in place of more traditional landscape design to limit or eliminate turf and, instead, install water efficient plants and minimize water consumption.

In addition, our newest developments are built to codes where it is now typical that sustainability and green building practices are mandated. Below are features included in certain of our newer buildings that were recently constructed or acquired during the seven years ended December 31, 2024:

•
The Henderson Medical Plaza, located in Union Village, Henderson, NV, is part of a master planned integrated medical village. Henderson Medical Plaza’s development was committed to sustainable design and direction from Leadership in Energy and Environmental Design (“LEED”). LEED is the term used for a building that is built green and Henderson Medical Plaza meets the minimum standard for certification under the LEED rating system for new healthcare construction as established by the U.S. Green Building Council.
•
Texoma Medical Plaza II, located in Denison, Texas, has been developed utilizing an environmentally responsible design, including a high-performance building envelope, energy efficient systems and water conserving fixtures. The new building envelope exceeds the requirements of the International Energy Conservation Code (“IECC”), providing greater thermal performance for all exterior walls, roof systems, and high-performance glazing. Mechanical, electrical, and plumbing systems for the new facility exceed IECC requirements, through strategies such as variable frequency drives, variable speed exhaust fans, energy management systems, high efficiency plumbing fixtures, touchless sensor faucets, car charging stations, lighting occupancy sensors, and LED lighting.
•
Clive Behavioral Health, located in Clive, Iowa, has been developed with an eye towards sustainable and energy efficient systems, including strategies for storm water management, high-performance building envelope, and energy usage efficiency. An underground retention and water quality system allows for the storage and treatment of surface water within the confines of a tightly restricted site without affecting neighboring properties. The new building envelope exceeds the requirements of the IECC, providing greater thermal performance for all exterior walls, roof systems, and high-performance glazing. Mechanical, electrical, and plumbing systems for the new facility exceed IECC requirements, through strategies such as variable frequency drives, 95% efficiency boilers, total heat recovery, variable speed exhaust hoods, lighting occupancy sensors, and LED lighting.
•
Sierra Medical Office Building, located in Reno, Nevada, was substantially completed in March 2023, and was constructed in strict conformance with the International Energy Code, resulting in an inherently energy efficient property. In addition to many of the attributes of the Clive Behavioral Hospital, Sierra Medical Office Building included the installation of eight electric vehicle charging stations. Furthermore, we added environmental sustainability language to our standard lease language requiring cooperation to implement a sustainability plan for the property and the adoption of initiatives aimed at improving the sustainability performance of the property.
•
Aiken Regional Medical Center, located in Aiken, South Carolina, is an acute care hospital that we acquired in December, 2021. This hospital facility earned the prestigious ENERGY STAR Certification for its existing buildings. To be certified as ENERGY STAR, a building must meet stringent energy performance standards established by the EPA.

Human Capital Management

Pursuant to the terms of the Advisory Agreement, our officers and other personnel are all employees of the Advisor (UHS of Delaware, Inc., a wholly-owned subsidiary of Universal Health Services, Inc). Pursuant to the Advisory Agreement, the Advisor provides administrative services to us and conducts our day-to-day affairs.

Listed below are certain attributes of our Advisor’s work environment, ethical standards and opportunity standards:

•
Culture and Work Environment: Our Advisor is committed to “Service Excellence” which serves as the foundation of its culture and is defined by providing world-class service that is professional, timely, effective, and efficient to all customer groups at all times. Serving as the foundation of its company mission, vision, and principles, Service Excellence is the way our Advisor approaches every human interaction, all the time, every day.
•
Ethical Standards: Our Advisor sets high ethical standards and is committed to fostering a culture of accountability at all levels and encourages its employees to report anything they believe could be noncompliant with its values.
•
Employee Development: Our Advisor maintains a culture of continuous improvement and training opportunities for all employees, regardless of level or status. Our Advisor offers educational and work opportunities, including internships, externships and clinical field placement opportunities.
•
Equal Employment Opportunity: Our Advisor is committed to the principle of Equal Employment Opportunity for all employees and applicants. It is our Advisor’s policy to support and fully commit to recruitment, selection, placement, promotion and compensation of all individuals with regard to race, color, religion, age (40 and over or as otherwise defined by applicable law), sex (including pregnancy, gender identity and sexual orientation), genetic information (including family medical history), national origin, disability status, protected veteran status or any other characteristic protected by federal, state or local laws.

Executive Officers of the Registrant

Name	Age	Position
Alan B. Miller	88	Chairman of the Board, Chief Executive Officer and President
Charles F. Boyle	66	Senior Vice President and Chief Financial Officer
Cheryl K. Ramagano	63	Senior Vice President - Operations, Treasurer and Secretary
Karla J. Peterson	66	Vice President, Acquisitions and Development

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

Beginning in federal fiscal year 2028, the Medicaid disproportionate share hospital (“DSH”) allotment to the states from federal funds will be reduced. During the reduction period, state Medicaid DSH allotments from federal funds will be reduced by $8 billion. Reductions are imposed on states based on percentage of uninsured individuals, Medicaid utilization and uncompensated care. There have been proposals to substantially decrease federal funding for state Medicaid Programs in Fiscal Year commencing October 2026. Any significant reduction in federal Medicaid funding to states would likely result in reduced Medicaid payments to the operators of our facilities located in the impacted states, which in turn could have a material adverse effect on us. We cannot predict the effect these payment policies will have on our operators (including UHS), and, thus, our business.

The uncertainties of health care reform could materially affect the business and future results of operations of the operators of our facilities, including UHS, which could, in turn, materially reduce our revenues and net income.

On March 23, 2010 President Obama signed the Legislation into law. Two primary goals of the Legislation are to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses.

Although it was expected that the Legislation would result in a reduction in uninsured patients in the U.S., which would reduce the operators’ of our facilities’ expense from uncollectible accounts receivable, the Legislation made a number of other changes to Medicare and Medicaid which we believe may have an adverse impact on the operators of our facilities. The Legislation revises reimbursement under the Medicare and Medicaid programs to emphasize the efficient delivery of high quality care and contains a number of incentives and penalties under these programs to achieve these goals. The Legislation implements a value-based purchasing program, which rewards the delivery of efficient care. Conversely, certain facilities receive reduced reimbursement for failing to meet quality parameters; such hospitals will include those with excessive readmission or hospital-acquired condition rates. As a result of the 2024 federal elections and the Braidwood Management v. Becerra litigation currently before the U.S. Supreme Court, it remains unclear what portions of that legislation may remain, or what any replacement or alternative programs may be created by future legislation.

A 2012 U.S. Supreme Court ruling limited the federal government’s ability to expand health insurance coverage by holding unconstitutional sections of the Legislation that sought to withdraw federal funding for state noncompliance with certain Medicaid coverage requirements. Pursuant to that decision, the federal government may not penalize states that choose not to participate in the

Medicaid expansion program by reducing their existing Medicaid funding. Therefore, states can choose to accept or not to participate without risking the loss of federal Medicaid funding. As a result, many states, including Texas, have not expanded their Medicaid programs without the threat of loss of federal funding. In the past, CMS has granted section 1115 demonstration waivers providing for work and community engagement requirements for certain Medicaid eligible individuals. The previous Trump administration's section 1115 waiver policy emphasized work requirements, eligibility restrictions on Medicaid, and capped funding. The second Trump administration may, again, take a similar approach.

The Legislation also contained provisions aimed at reducing fraud and abuse in healthcare. The Legislation amended several existing laws, including the federal Anti-Kickback Statute and the False Claims Act, making it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers. While Congress had previously revised the intent requirement of the Anti-Kickback Statute to provide that a person is not required to “have actual knowledge or specific intent to commit a violation of” the Anti-Kickback Statute in order to be found in violation of such law, the Legislation also provides that any claims for items or services that violate the Anti-Kickback Statute are also considered false claims for purposes of the federal civil False Claims Act. The Legislation provides that a healthcare provider that retains an overpayment in excess of 60 days is subject to the federal civil False Claims Act. The Legislation also expanded the Recovery Audit Contractor program to Medicaid. These amendments also make it easier for severe fines and penalties to be imposed on healthcare providers that violate applicable laws and regulations.

Initiatives to repeal or modify the Legislation, in whole or in part, have been persistent. While President Trump did not campaign on repeal of the Legislation, executive and legislative efforts to eliminate or reduce the effect of certain Legislation provisions may yet occur. The ultimate outcomes of legislative attempts to repeal or amend the Legislation and legal challenges to the Legislation are unknown. Legislation has already been enacted that has eliminated the penalty for failing to maintain health coverage that was an integral part of the original Legislation.

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

The Legislation and its implementation have been, and remain, politically controversial. While attempts to repeal the entirety of the Legislation have not been successful to date, a key provision of the Legislation was repealed as part of the Tax Cuts and Jobs Act and on December 14, 2018, a Texas Federal District Court Judge declared the Legislation unconstitutional, reasoning that the individual mandate tax penalty was essential to and not severable from the remainder of the Legislation. The case was appealed to the U.S. Supreme Court which ultimately held in California v. Texas that the plaintiffs lacked standing to challenge the Legislation’s requirement to obtain minimum essential health insurance coverage, or the individual mandate. The Court dismissed the case without specifically ruling on the constitutionality of the Legislation. On September 7, 2022, the same Texas Federal District Court judge, in the case of Braidwood Management v. Becerra, ruled that the requirement that certain health plans cover services with an “A” or “B” recommendation from the U.S. Preventive Services Task Force without cost sharing violates the Appointments Clause of the U.S. Constitution and that the coverage of certain HIV prevention medication violates the Religious Freedom Restoration Act. The matter was ultimately appealed before the U.S. Supreme Court, which in its June 2025 Kennedy v. Braidwood Management decision, opined in favor of HIV preventive care coverage. The impact of this decision on our operators and/ or us cannot be predicted.

The Inflation Reduction Act of 2022 (“IRA”) was passed on August 16, 2022, which among other things, allows for CMS to negotiate prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D, beginning with 10 high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. The IRA also continued certain subsidies for individuals to obtain private health insurance under the Legislation through 2025. These enhanced subsidies expired on December 31, 2025. The Trump administration has already taken steps to undo certain Biden-era executive orders, including those intended to lower drug costs for beneficiaries, and to freeze funding for federal programs. While the administration’s initial freeze has since been rescinded, the administration is likely to make other attempts to reduce federal program expenditures and can generally be expected to oppose increases in ACA and Medicaid enrollment.

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

As part of the Consolidated Appropriations Act, 2021 (“CAA”), Congress passed legislation aimed at preventing or limiting patient balance billing in certain circumstances. The CAA addresses surprise medical bills stemming from emergency services, out-of-network ancillary providers at in-network facilities, and air ambulance carriers. The legislation prohibits surprise billing when out-of-network emergency services or out-of-network services at an in-network facility are provided, unless informed consent is received. The law provides for a 30-day negotiation period for providers and payers to settle out-of-network claims. If no agreement is reached after this period, either party may opt for a binding independent dispute resolution (“IDR”) process. CMS regulations and guidance implementing the IDR process has been subject to a significant amount of provider-initiated litigation. As a result, portions of those regulations and guidance materials have been vacated by a federal district court, causing CMS to, on several occasions, pause and resume IDR process operations, causing significant delay in the processing of claims. Additionally, arguments made by the plaintiffs in such litigation have included allegations that CMS’s regulations and guidance materials are favorable to payers. For these reasons, there can be no assurances that we will receive timely payments in connection with this process.

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

UHS and its subsidiaries are subject to pending legal actions, governmental investigations and regulatory actions. Since UHS comprised approximately 40%, 40% and 41% of our consolidated revenues for the years ended December 31, 2025, 2024 and 2023, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-K and 10-Q, as publicly filed with the Securities and Exchange Commission. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

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

For the year ended December 31, 2025, lease payments from UHS comprised approximately 40% of our consolidated revenues. In addition, as of December 31, 2025, subsidiaries of UHS leased six hospital facilities owned by us with current lease terms expiring at various times from 2026 to 2040. We cannot assure you that UHS will continue to satisfy its obligations to us or renew existing leases upon their scheduled maturity. In addition, if subsidiaries of UHS exercise their options to purchase any of the six hospitals or two FEDs leased from us, our future revenues could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to the leases on the facilities. The failure or inability of UHS to satisfy its obligations to us, or should UHS elect not to renew the leases on the six hospitals or two FEDs, our revenues and net income could be materially reduced, which could in turn reduce the amount of dividends we pay and cause our stock price to decline. Please see Note 4 to the consolidated financial statements – Lease Accounting, for additional information.

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

For the year ended December 31, 2025, 8% of our consolidated and unconsolidated revenues were generated by four jointly-owned LLCs/LPs in which we hold non-controlling equity ownership interests ranging from 33% to 95%. Our level of investment and lack of control exposes us to potential losses of our investments and revenues. Although our ownership arrangements have been beneficial to us in the past, we cannot guarantee that they will continue to be beneficial in the future.

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

Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from where our tenants import products or raw materials (either directly or through their suppliers) could have an impact on our and our tenants’ competitive position, business operations and financial results. Beginning in February 2025, the U.S. government has imposed or has threatened to impose new tariffs on imported products from the European Union, Mexico, Canada and China. The impact of these tariffs is subject to a number of factors, including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any retaliatory responses to such actions that the target countries may take and any mitigating actions that may become available. Significant tariffs or other restrictions imposed on foreign imports by the U.S. and related countermeasures taken by impacted foreign countries may negatively impact our and our tenants’ ability to source products and materials at acceptable prices and other terms that are acceptable to us. Given the uncertainty regarding the scope and duration of any new tariffs, as well as the potential for additional tariffs or trade barriers by the U.S., the European Union, Mexico, Canada, China or other countries, we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful.

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

In general, dividends (qualified) paid by a U.S. corporation to individual U.S. shareholders are subject to Federal income tax at a maximum rate of 20% for 2025 (subject to certain additional taxes for certain taxpayers). In contrast, since we are a REIT, our distributions to individual U.S. shareholders are not eligible for the reduced rates which apply to distributions from regular corporations, and thus may be subject to Federal income tax at a rate as high as 37% for 2025 (subject to certain additional taxes for certain taxpayers). The differing treatment of dividends received from REITs and other corporations might cause individual investors to view an investment in REITs as less attractive relative to other corporations, which might negatively affect the value of our shares.

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

UHS has a multi-tier risk management structure that includes ongoing evaluation of applicable laws and regulations, internal policies and standards, technical vulnerabilities, threat intelligence, and resource adequacy. Such risks include operational, intellectual property theft, fraud, risks that have potential unfavorable impacts on employees and/or patients, and violation of data privacy or security laws.

To address cybersecurity risks facing UHS, and in turn us, to the degree applicable, UHS has adopted a risk-informed and continuously evolving assessment process. UHS engages a third party to conduct a bi-annual National Institute of Technology-Cyber Security Framework assessment to determine the effectiveness of their program and related controls. The results of that assessment are reviewed by UHS' management and used to formulate prioritization of remediation efforts, strategic initiatives, and cybersecurity investments. Likewise, annual penetration tests occur to review the efficacy of technical controls, results which are reviewed by management of UHS and resolved in a timely manner. Other factors that feed into UHS' risk management practices are also operational events and incidents, which can lead to controls being reviewed and enhanced.

UHS' risk management practices also incorporate lessons learned from operational events, cybersecurity incidents, near misses, and changes in the external threat landscape, including emerging risks associated with ransomware, supply-chain dependencies, and the increasing use of artificial intelligence by threat actors.

UHS has a mature incident response and recovery program in place in the event a cybersecurity incident occurs. This program defines roles, responsibilities and action plans designed to contain and eradicate the issue and then restore systems, in the event of a major disruption, in a timely manner. UHS' response planning emphasizes resilience and the ability to maintain critical operations, including clinical and patient-facing services, during and following a cybersecurity event. UHS regularly conduct tabletop exercises to simulate responses to an incident and implement any insight gained from those exercises to improve recovery practices. As part of these processes, UHS regularly engages with assessors, consultants, auditors, and other third parties to review UHS' cybersecurity program to help identify areas for continued focus, improvement, and compliance.

UHS maintains a cybersecurity insurance policy that provides coverage for losses sustained from cybersecurity incidents. However, costs and damages associated with cybersecurity incidents may not be fully insured under the commercial policy, and (to the extent otherwise covered) are subject to applicable deductibles and limitations.

For our the third-party property managers that manage a significant portion of our properties, we conduct periodic reviews of the policies and procedures they have established to detect, contain, eradicate, and restore systems in the event of a major disruption.

Based on the information available as of the date of this Form 10-K, during our fiscal year 2025 and through the date of this filing, we did not identify any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For more information on risks to us from cybersecurity threats, see “Risks Related to Business Operations - A cyber security incident could cause a violation of HIPAA, breach of member privacy, or other negative impacts.” under “Item 1A. Risk Factors.”

Governance of Cybersecurity

The Audit Committee of our Board of Trustees is responsible for the oversight of risks from cybersecurity threats. Members of the Audit Committee receive annual updates, and if and as warranted otherwise, regarding cybersecurity matters such as the evolving threat landscape, significant risks, incidents, control maturity, and progress against key cybersecurity initiatives.

UHS' cybersecurity risk management and strategy processes are overseen by its Chief Information Security Officer along with leaders from our information security, compliance, legal and internal auditing teams. These leaders collectively possess substantial experience across information security, healthcare compliance, risk management, audit, and technology operations. They are responsible for monitoring the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including oversight of our incident response and recovery capabilities.

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

								Lease Term
		Number							End of		% of RSF
		of							initial		under
		available	Average Occupancy(1)					Minimum	or	Renewal	lease with	Range of
	Type of	beds @						lease	renewed	term	guaranteed	guaranteed
Hospital Facility Name and Location	facility	12/31/2025	2025	2024	2023	2022	2021	revenue (6)	term	(years)	escalators	escalation
Aiken Regional Medical Center / Aurora Pavilion (2)(5)(7) Aiken, South Carolina	Acute Care / Behavioral Health	273	57%	59%	60%	55%	N/A	$3,683,000	2033	35	100%	2.25%
McAllen Medical Center(3)(5)(7) McAllen, Texas	Acute Care	370	55%	53%	56%	49%	51%	5,485,000	2026	5	0%	—
Wellington Regional Medical Center(4)(5)(7) West Palm Beach, Florida	Acute Care	155	77%	74%	73%	73%	75%	6,643,000	2026	5	100%	2.50%
Canyon Creek Behavioral Health(2)(5)(7) Temple, Texas	Behavioral Health Care	102	52%	48%	52%	45%	N/A	1,665,000	2033	35	100%	2.25%
Clive Behavioral Health(5)(7)(9) Clive, Iowa	Behavioral Health Care	100	63%	51%	48%	36%	16%	3,348,000	2040	50	100%	2.75%

Specialty Facility Name and Location
Evansville Facility(8) Evansville, Indiana	Specialty	0	—	—	—	—	—	—	—	—	0%	—

							Lease Term
								End of		% of RSF
								initial		under
	Type	Average Occupancy(1)					Minimum	or	Renewal	lease with	Range of
	of						lease	renewed	term	guaranteed	guaranteed
Facility Name and Location	facility	2025	2024	2023	2022	2021	revenue (6)	term	(years)	escalators	escalation
Spring Valley MOB I (5) Las Vegas, Nevada	MOB	80%	87%	88%	83%	86%	$1,130,000	2026-2032	Various	100%	2%-3%
Spring Valley MOB II (5) Las Vegas, Nevada	MOB	95%	95%	90%	95%	95%	1,347,000	2026-2033	Various	100%	2%-3%
Summerlin Hospital MOB I (5) Las Vegas, Nevada	MOB	73%	80%	79%	78%	79%	1,414,000	2026-2031	Various	100%	2%-5%
Summerlin Hospital MOB II (5) Las Vegas, Nevada	MOB	91%	91%	88%	74%	73%	2,210,000	2026-2033	Various	100%	2%-5%
Summerlin Hospital MOB III (5) Las Vegas, Nevada	MOB	76%	82%	89%	86%	88%	1,914,000	2026-2034	Various	100%	2%-3%
Rosenberg Children’s Medical Plaza Phoenix, Arizona	MOB	100%	100%	100%	100%	100%	2,559,000	2026-2033	Various	100%	2%-3%
Centennial Hills MOB (5) Las Vegas, Nevada	MOB	81%	80%	79%	79%	79%	1,940,000	2026-2035	Various	100%	2%-5%
PeaceHealth Medical Clinic Bellingham, Washington	MOB	100%	100%	100%	100%	100%	2,937,000	2029	7	100%	3%
Lake Pointe Medical Arts Building Rowlett, Texas	MOB	92%	87%	88%	82%	84%	1,328,000	2026-2034	Various	100%	3%-4%
Chandler Corporate Center III Chandler, Arizona	MOB	100%	100%	92%	92%	92%	1,424,000	2027	Various	100%	3%
Frederick Crestwood MOB Frederick, Maryland	MOB	100%	100%	100%	100%	100%	1,551,000	2026-2030	Various	100%	2%-4%
Henderson Union Village MOB (5) Henderson, Nevada	MOB	73%	73%	72%	68%	61%	1,715,000	2026-2033	Various	100%	2%-3%
Midcoast Hospital MOB Brunswick, Maine	MOB	100%	100%	100%	100%	100%	1,778,000	2026	Various	100%	2%
Texoma Medical Plaza (5) Denison, Texas	MOB	96%	92%	91%	93%	96%	2,455,000	2026-2035	Various	100%	3%
Forney Medical Plaza Forney, Texas	MOB	90%	90%	90%	86%	82%	1,292,000	2026-2035	Various	100%	3%-4%
Northwest Texas Prof. Office Tower Amarillo, Texas (8)	MOB	83%	100%	100%	100%	100%	276,000	2026	Various	100%	3%
Desert Valley Medical Center Phoenix, Arizona	MOB	86%	86%	89%	94%	98%	1,255,000	2026-2032	Various	100%	3%
Gold Shadow - 700 Shadow (5) Las Vegas, Nevada	MOB	56%	72%	72%	67%	53%	570,000	2026-2030	Various	100%	3%
Gold Shadow - 2010 & 2020 Goldring MOB's (5) Las Vegas, Nevada	MOB	100%	97%	96%	91%	85%	2,117,000	2026-2032	Various	100%	2%-3%
Madison Professional Office Building Madison, Alabama	MOB	89%	93%	87%	90%	100%	840,000	2027-2028	Various	100%	3%
Sierra Medical Plaza I Reno, Nevada (5)	MOB	68%	67%	—	—	—	1,801,000	2033-2039	Various	100%	3%
St. Matthews Medical Plaza II Louisville, Kentucky	MOB	100%	100%	100%	100%	100%	2,754,000	2027-2035	Various	75%	3%
2704 North Tenaya Way Las Vegas, Nevada	MOB	100%	100%	100%	100%	100%	1,230,000	2029	12	100%	2%
Phoenix Children’s East Valley Care Center Phoenix, Arizona	MOB	100%	100%	100%	100%	100%	1,267,000	2032	20	—	—
Sierra San Antonio Medical Plaza Fontana, California	MOB	89%	78%	72%	73%	73%	1,472,000	2026-2036	Various	100%	2%-4%
The Sparks Medical Building Sparks, Nevada	MOB	100%	100%	100%	100%	100%	951,000	2026-2030	Various	96%	2%-3%
Vista Medical Terrace Sparks, Nevada	MOB	35%	37%	37%	38%	40%	499,000	2026-2030	Various	100%	2%-5%

Ambulatory Care Facility Name & Location
Hanover Emergency Center Mechanicsville, Virginia	Ambulatory Care	100%	100%	100%	100%	100%	698,000	2029	5	100%	2%
South Texas ER at Mission Mission, Texas	Ambulatory Care	100%	100%	100%	100%	100%	546,000	2030	5	100%	2%
South Texas ER at Weslaco Weslaco, Texas	Ambulatory Care	100%	100%	100%	100%	100%	590,000	2030	5	100%	2%

N/A – Not applicable.

(1)
Average occupancy rate for the hospital facilities is based on the average number of available beds occupied during each of the five years ended December 31, 2025. Average available beds is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction and anticipation of future needs. The average occupancy rate of a hospital is affected by a number of factors, including the number of physicians using the hospital, changes in the number of beds, the composition and size of the population of the community in which the hospital is located, general and local economic conditions, variations in local medical and surgical practices and the degree of outpatient use of the hospital services. Average occupancy rate for the multi-tenant medical office buildings is based on the occupied square footage of each building, including any applicable master leases.
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
(3)
During the first quarter of 2001, UHS purchased the assets and operations of the 60-bed McAllen Heart Hospital located in McAllen, Texas. Upon acquisition by UHS, the Heart Hospital began operating under the same license as McAllen Medical Center (which has 370 available beds as of December 31, 2025). The net revenues of the combined operations included revenues generated by the Heart Hospital, the real property of which is not owned by us. Accordingly, the McAllen Medical Center lease was amended during 2001 to exclude from the bonus rent calculation, the estimated net revenues generated at the Heart Hospital (as calculated pursuant to a percentage-based allocation determined at the time of the merger). During 2000, UHS purchased the South Texas Behavioral Health Center, a behavioral health care facility located in McAllen, Texas. In 2006, a newly constructed, 134-bed replacement facility for the South Texas Behavioral Health Center was completed and opened. We do not own the real property of South Texas Behavioral Health Center. Upon UHS’s acquisition of the South Texas Behavioral Health Center in 2000, the facility’s license was merged into the operating license of McAllen Medical Center/McAllen Heart Hospital. There was no amendment to the McAllen Medical Center lease related to the operations of the South Texas Behavioral Health Center and its net revenues are distinct and excluded from the bonus rent calculation. In 2007, the operations of each of the above-mentioned facilities, as well as the operations of Edinburg Regional Medical Center/Children’s Hospital, a 251-bed facility located in Edinburg, Texas, were merged into one license operating as the South Texas Health System (“STHS”). The real property of Edinburg Regional Medical Center/Children’s Hospital is not owned by us and its net revenues are distinct and excluded from the bonus rent calculation. In 2015, the newly constructed South Texas ER at Weslaco and South Texas ER at Mission (Free-standing Emergency Departments (“FEDs”)) were completed and opened. These facilities also operate under the STHS license. The real property of these two FEDs was purchased by us and leased back to STHS. As of December 31, 2025, UHS owns and operates several other FEDs that operate under the STHS license, the real property of which is not owned by us. The average occupancy rates reflected above are based upon the combined occupancy and combined number of beds at McAllen Medical Center and McAllen Heart Hospital. No assurance can be given as to the effect, if any, the consolidation of the facilities into one operating license, as mentioned above, had on the underlying value of McAllen Medical Center. Base rental commitments and the guarantee by UHS under the original lease continue for the remainder of the lease terms.
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
(6)
Minimum lease payment amounts reflect estimated 2026 revenue and contain the impact of straight-line rent adjustments, if applicable. Minimum lease payment amounts also include interest income recorded pursuant to financing leases.
(7)
See above in Item 1-Relationship with Universal Health Services, Inc. regarding, among other things, UHS’ purchase option as discussed herein. We believe the respective fair values for each of these hospitals equals or exceeds the respective net book values or net financing receivables as of December 31, 2025 amounting to: $11.6 million for McAllen Medical Center, $7.3 million for Wellington Regional Medical Center, $28.2 million for Clive Behavioral Health, $56.6 million for Aiken Regional Medical Center (in terms of financing receivable), and; $25.6 for Canyon Creek Behavioral Health (in terms of financing receivable).
(8)
Vacant property which is being actively marketed for sale or lease.
(9)
Facility leased to a joint venture between UHS and an unrelated party.

Leasing Trends at Our Significant Medical Office Buildings

During 2025, we had a total of 62 new or renewed leases related to the medical office buildings indicated above, in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 11% of the aggregate rentable square feet of these properties (8% related to renewed leases and 3% related to new leases). Rental rates, tenant improvement costs and rental concessions vary from property to property based upon factors such as, but not limited to, the current occupancy and age of our buildings, local overall economic conditions, proximity to hospital campuses and the vacancy rates, rental rates and capacity of our competitors in the market. In connection with lease renewals executed during 2025, the weighted-average rental rates, as compared to rental rates on the expired leases, increased by approximately 3% during 2025. The weighted-average tenant improvement costs associated with these new or renewed leases was approximately $16 per square foot during 2025. The weighted-average leasing commissions on the new and renewed leases commencing during 2025 was approximately 3% of base rental revenue over the term of the leases. The average aggregate value of the tenant concessions, generally consisting of rent abatements, provided in connection with new and renewed leases commencing during 2025 was approximately 0.4% of the future aggregate base rental revenue over the lease terms. Rent abatements were, or will be, recognized in our results of operations under the straight-line method over the lease term regardless of when payments are due.

Set forth below is information detailing the rentable square feet (“RSF”) associated with each of our properties as of December 31, 2025 and the percentage of RSF on which leases expire during the next five years and thereafter. For the MOBs that have scheduled lease expirations during 2026 of 10% or greater (of RSF), if any, we have included information regarding estimated market rates relative to lease rates on the expiring leases.

			Percentage of RSF with lease expirations
	Total RSF	Available for Lease Jan. 1, 2026	2026	2027	2028	2029	2030	2031 and Later
Hospital Investments:
McAllen Medical Center	422,276	0%	100%	0%	0%	0%	0%	0%
Aiken Regional Medical Center/Aurora Pavilion Behavioral Health Services	346,000	0%	0%	0%	0%	0%	0%	100%
Wellington Regional Medical Center	196,489	0%	100%	0%	0%	0%	0%	0%
Clive Behavioral Health	82,138	0%	0%	0%	0%	0%	0%	100%
Canyon Creek Behavioral Health	67,700	0%	0%	0%	0%	0%	0%	100%
Sub-total Hospitals	1,114,603	0%	56%	0%	0%	0%	0%	44%

Specialty Facility:
Evansville Facility	77,440	100%	0%	0%	0%	0%	0%	0%

Medical Office Buildings:
Goldshadow - 2010 - 2020 Goldring MOB's (a.)	74,868	0%	14%	26%	6%	3%	14%	37%
Goldshadow - 700 Shadow Lane MOB	42,060	47%	0%	19%	0%	18%	16%	0%
Texoma Medical Plaza	115,284	8%	4%	6%	12%	14%	45%	11%
St. Matthews Medical Plaza II (b.)	103,011	0%	25%	1%	6%	18%	0%	50%
Desert Springs Medical Plaza (b.)	103,000	50%	12%	10%	2%	26%	0%	0%
Peace Health Medical Clinic	98,886	0%	0%	0%	0%	100%	0%	0%
Centennial Hills Medical Office Building (a.)	96,573	18%	15%	13%	11%	10%	9%	24%
Summerlin Hospital Medical Office Building II (a.)	92,313	8%	10%	17%	9%	23%	25%	8%
Summerlin Hospital Medical Office Building I (a.)	89,636	31%	25%	9%	5%	0%	14%	16%
Sierra Medical Plaza I	85,781	32%	0%	0%	0%	0%	0%	68%
Chandler Corporate Center III	81,770	0%	0%	100%	0%	0%	0%	0%
3811 E. Bell	80,200	45%	7%	23%	4%	0%	10%	11%
Henderson Union Village MOB	79,599	27%	3%	34%	3%	0%	17%	16%
McAllen Doctor's Center	79,497	0%	0%	0%	0%	0%	0%	100%
Summerlin Hospital Medical Office Building III	77,713	18%	0%	34%	18%	7%	0%	23%
Texoma Medical Plaza II	74,921	39%	0%	0%	0%	0%	8%	53%
Mid Coast Hospital MOB (a.)	74,629	0%	100%	0%	0%	0%	0%	0%
North West Texas Professional Office Tower	72,351	100%	0%	0%	0%	0%	0%	0%
Rosenberg Children's Medical Plaza	66,231	0%	6%	0%	24%	0%	0%	70%
Frederick Crestwood MOB (a.)	62,297	0%	42%	0%	0%	0%	58%	0%
Palmdale Medical Plaza (b.)	59,405	27%	12%	10%	9%	9%	8%	25%
Sierra San Antonio Medical Plaza (b.)	59,160	5%	11%	2%	0%	7%	5%	70%
Spring Valley Medical Office Building (a.)	57,828	23%	11%	25%	5%	13%	4%	19%
Spring Valley Medical Office Building II (c.)	57,364	5%	17%	22%	20%	7%	19%	10%
Southern Crescent Center II	53,680	85%	0%	0%	0%	0%	15%	0%
Desert Valley Medical Center	53,625	18%	3%	1%	16%	0%	48%	14%
Tuscan Professional Building	53,231	61%	0%	20%	2%	0%	10%	7%
Lake Pointe Medical Arts Building (a.)	50,974	12%	12%	10%	25%	6%	12%	23%
Forney Medical Plaza	50,947	4%	0%	5%	24%	31%	1%	35%
Vista Medical Terrace	50,921	65%	4%	14%	9%	0%	8%	0%
2704 N. Tenaya Way	44,894	0%	0%	0%	0%	100%	0%	0%
2700 Fire Mesa	44,424	0%	0%	100%	0%	0%	0%	0%
Southern Crescent Center I (a.)	41,897	37%	16%	21%	5%	0%	0%	21%
BRB Medical Office Building (a.)	40,733	30%	35%	0%	19%	16%	0%	0%
Cypresswood Professional Center - 8101	10,200	0%	0%	0%	0%	0%	0%	100%
Cypresswood Professional Center - 8111 (a.)	29,882	51%	44%	0%	0%	0%	0%	5%
Danbury Medical Plaza	36,141	30%	0%	54%	0%	7%	0%	9%
The Sparks Medical Building (a.)	35,127	0%	17%	36%	11%	0%	36%	0%
Phoenix Children’s East Valley Care Center	30,960	0%	0%	0%	0%	0%	0%	100%
Forney Medical Plaza II (a.)	30,507	12%	17%	25%	19%	0%	9%	18%
Madison Station MOB	30,096	18%	0%	33%	49%	0%	0%	0%
Apache Junction Medical Plaza (a.)	26,901	18%	13%	0%	4%	0%	9%	56%
Santa Fe Professional Plaza (b.)	24,832	18%	20%	14%	48%	0%	0%	0%
Professional Bldg at King's Crossing - Bldg A	11,528	70%	0%	0%	0%	0%	0%	30%
Professional Bldg at King's Crossing - Bldg B (a.)	12,790	11%	11%	0%	18%	21%	0%	39%
140 Thomas Johnson Drive	20,465	0%	0%	0%	15%	0%	13%	72%
Dunwoody Building	20,366	0%	0%	0%	0%	0%	0%	100%
Piedmont - Roswell Physicians Center	19,927	0%	0%	0%	0%	0%	100%	0%
Bellin Health Family Medical Center (b.)	18,600	0%	100%	0%	0%	0%	0%	0%

Beaumont Heart & Vascular (a.)	17,621	0%	100%	0%	0%	0%	0%	0%
Piedmont - Vinings Physicians Center	16,790	0%	0%	0%	0%	0%	100%	0%
Ward Eagle Office Village	16,282	0%	0%	0%	93%	0%	0%	7%
Haas Medical Office Park	15,850	0%	0%	0%	0%	0%	100%	0%
Health Center at Hamburg	15,400	0%	0%	0%	0%	0%	100%	0%
Northwest Medical Center at Sugar Creek	13,696	0%	0%	0%	38%	62%	0%	0%
Family Doctor's MOB (a.)	12,050	0%	100%	0%	0%	0%	0%	0%
Beaumont Sleep Center	11,556	0%	0%	100%	0%	0%	0%	0%
701 South Tonopah Building	10,747	0%	0%	100%	0%	0%	0%	0%
Sand Point MOB	9,128	0%	0%	0%	0%	0%	0%	100%
5004 Pool Road MOB	4,400	0%	0%	100%	0%	0%	0%	0%

Preschool and Childcare Centers:
Chesterbrook Academy - New Britain	8,402	0%	0%	0%	0%	0%	0%	100%
Chesterbrook Academy - Audubon	8,300	0%	0%	0%	0%	0%	100%	0%
Chesterbrook Academy - Newtown	8,163	0%	0%	0%	0%	0%	0%	100%
101 Tanner Drive	8,163	100%	0%	0%	0%	0%	0%	0%

Ambulatory Care Centers:
Hanover Emergency Center	22,000	0%	0%	0%	0%	100%	0%	0%
South Texas ER at Mission	13,578	0%	0%	0%	0%	0%	100%	0%
South Texas ER at Weslaco	13,578	0%	0%	0%	0%	0%	100%	0%
Las Palmas Del Sol Emergency Center-West	9,395	0%	100%	0%	0%	0%	0%	0%
Sub-total Other Investments	2,963,124	20%	12%	15%	7%	11%	12%	23%
Total	4,155,167	16%	24%	10%	5%	8%	9%	28%

(a)
The estimated market rates related to the 2026 expiring RSF are greater than the lease rates on the expiring leases by approximately 0% to 4%.
(b)
The estimated market rates related to the 2026 expiring RSF are greater than the lease rates on the expiring leases by approximately 5% to 12%.
(c)
The estimated market rates related to the 2026 expiring RSF are less than the lease rates on the expiring leases by approximately 1% to 5%.

On a combined basis, based upon the aggregate revenues and square footage for the occupied hospital facilities owned as of December 31, 2025 and 2024, the average effective annual rental per square foot was $21.91 and $21.55, respectively. On a combined basis, based upon the aggregate consolidated and unconsolidated revenues and the estimated average occupied square footage for our MOBs, FEDs and childcare centers owned as of December 31, 2025 and 2024, the average effective annual rental per square foot was $34.51 and $33.73, respectively. On a combined basis, based upon the aggregate consolidated and unconsolidated revenues and estimated average occupied square footage for all of our occupied properties owned as of December 31, 2025 and 2024, the average effective annual rental per square foot was $30.61 and $30.03, respectively. The estimated average occupied square footage for 2025 was calculated by averaging the unavailable rentable square footage on January 1, 2025 and January 1, 2026. The estimated average occupied square footage for 2024 was calculated by averaging the unavailable rentable square footage on January 1, 2024 and January 1, 2025.

During 2025, none of the properties generated revenues that were equal to or greater than 10% of our consolidated revenues. Additionally, none of the properties had net book values greater than 10% of our consolidated assets as of December 31, 2025. None of our unconsolidated LLCs had revenues (including 100% of the revenues generated at the properties owned by our unconsolidated LLCs) greater than 10% of the combined consolidated and unconsolidated revenues during 2025. None of the properties had book values (including 100% of the book values of the properties owned by our unconsolidated LLCs) greater than 10% of the consolidated and unconsolidated assets.

The following table sets forth lease expirations for each of the next ten years for our properties as of December 31, 2025.

	Expiring Square Feet	Number of Tenants	Annual Rentals of Expiring Leases(1)	Percentage of Annual Rentals(2)
Hospital properties
2026	618,765	2	$15,597,256	15%
2027	0		-	0%
2028	0		0	0%
2029	0		0	0%
2030	0		0	0%
2031	0		0	0%
2032	0		0	0%
2033	413,700	2	5,395,753	5%
2034	0		-	0%
2035	0		0	0%
Thereafter	82,138	1	3,347,556	3%
Subtotal-hospital facilities	1,114,603	5	$24,340,565	23%
Other consolidated properties
2026	259,848	70	$9,199,942	9%
2027	423,275	67	14,161,891	13%
2028	206,405	54	7,913,945	7%
2029	316,230	36	11,052,249	10%
2030	360,610	50	12,111,676	11%
2031	76,013	15	2,858,823	3%
2032	110,711	11	3,796,749	4%
2033	138,672	15	5,557,983	5%
2034	30,236	6	1,318,612	1%
2035	146,037	14	2,986,738	3%
Thereafter	58,755	5	1,926,699	2%
Subtotal-other consolidated properties	2,126,792	343	$72,885,307	69%
Other unconsolidated properties (MOBs)
2026	105,285	12	$3,627,603	3%
2027	8,525	2	378,645	0%
2028	11,651	2	473,169	0%
2029	18,318	2	657,340	1%
2030	8,733	2	329,545	0%
2031	51,318	4	1,764,675	2%
2032	18,670	1	669,972	1%
2033	0		-	0%
2034	5,228	2	237,301	0%
2035	22,230	4	797,722	1%
Thereafter	0		-	0%
Subtotal-other unconsolidated properties	249,958	31	$8,935,972	8%
Total all properties at December 31, 2025	3,491,353	379	$106,161,844	100%

(1)
The annual rentals of expiring leases reflected above were calculated based upon each property’s 2025 average rental rate per occupied square foot applied to each property’s scheduled lease expirations (on a square foot basis). These amounts include the data related to the unconsolidated LLCs/LPs in which we hold various non-controlling ownership interests at December 31, 2025 and also include the bonus rentals earned on the UHS hospital facilities.
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

Holders

As of January 31, 2026, there were approximately 217 shareholders of record of our shares of beneficial interest.

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

The total cumulative return on investment (change in the year-end stock price plus reinvested dividends) for each of the periods for us, the peer group and the S&P 500 composite is based on the stock price or composite index at the end of fiscal 2020.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
Universal Health Realty Income Trust
S&P 500 Index
Peer Group
2020
2021
2022
2023
2024
2025

	Base	INDEXED RETURNS
	Period	Years Ending
Company Name / Index	Dec 20	Dec 21	Dec 22	Dec 23	Dec 24	Dec 25
Universal Health Realty Income Trust	$100	$96.65	$81.91	$78.93	$73.06	$82.76
S&P 500 Index	$100	$128.71	$105.40	$133.10	$166.40	$196.16
Peer Group	$100	$121.33	$96.83	$115.59	$154.33	$209.49

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to promote an understanding of our operating results and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to the Consolidated Financial Statements, as included in this Annual Report on Form 10-K. The MD&A contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under Item 1A. Risk Factors, and below in Forward-Looking Statements and Risk Factors and as included elsewhere in this Annual Report on Form 10-K. This section generally discusses our results of operations for the year ended December 31, 2025 as compared to the year ended December 31, 2024. For discussion of our result of operations and changes in our financial condition for the year ended December 31, 2024, as compared to the year ended December 31, 2023, please refer to Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on February 26, 2025, which section is incorporated by reference herein.

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities currently including acute care hospitals, behavioral health care hospitals, specialty facilities, free-standing emergency departments, childcare centers and medical/office buildings. As of February 25, 2026, we have seventy-seven real estate investments or commitments in twenty-one states consisting of:

•
six hospital facilities consisting of three acute care hospitals and three behavioral health care hospitals;
•
four free-standing emergency departments (“FEDs”);
•
sixty-one medical/office buildings (“MOBs”), including four owned by unconsolidated limited liability companies (“LLCs”)/limited liability partnerships (“LPs”);
•
four preschool and childcare centers;
•
one specialty facility located in Evansville, Indiana, that is currently vacant, and;
•
vacant land located in Chicago, Illinois.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that are difficult to predict and many of which are outside of our control. Many factors, including those set forth herein in Item 1A. Risk Factors and other important factors disclosed in this report and from time to time in our other filings with the SEC could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•
A substantial portion of our revenues are dependent upon one operator, UHS, which comprised approximately 40%, 40% and 41% of our consolidated revenues for the years ended December 31, 2025, 2024 and 2023, respectively. We cannot assure you that subsidiaries of UHS will renew the leases on the hospital facilities and free-standing emergency departments, upon the scheduled expirations of the existing lease terms. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital facilities and FEDs, and do not enter into a substitution arrangement upon expiration of the lease terms or otherwise, our future revenues and results of operations could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to these leases.
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
•
Legislation adopted on July 4, 2025 (the One Big Beautiful Bill Act), attaches work and community service requirements to eligibility for Medicaid benefits that will have the effect of limiting Medicaid enrollment and expenditure. That legislation also places limits on provider fees used to increase federal Medicaid funding to states. The legislation prohibits states not previously having expanded Medicaid eligibility to 138% of federal poverty level from increasing the rate of current provider fees which fund certain state supplemental payments or increasing the base of the fee to a class or items of services that the fee did not previously cover. That current provider fee threshold will remain at 6%. For states having expanded Medicaid eligibility under the legislation, the provider fee threshold will be reduced by 0.5% annually between federal fiscal years 2028 and 2032 with the resulting threshold ultimately becoming 3.5%. The legislation also eliminates certain insurance exchange premium tax credits beyond 2025 and exchange enrollment is expected to be adversely impacted. On January 8, 2026, the U.S. House of Representatives passed H.R.1834 to extend for three years the enhanced premium tax credits ("EPTCs") that expired on December 31, 2025, which is currently undergoing review in the Senate. We cannot predict whether these subsidies will ultimately be adopted in federal fiscal year 2026. All of these factors may be expected to reduce the revenues of the operators of our properties and likely increase the level of uncompensated care provided by the operators of our hospital facilities, including UHS. As a result, our results of operations may be unfavorably impacted.
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
•
The outcome and effects of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, UHS or the other operators of our facilities. From time to time, UHS and its subsidiaries are subject to legal actions, purported shareholder class actions, shareholder derivative cases, governmental investigations and regulatory actions and the effects of adverse publicity relating to such matters. Since UHS comprised approximately 40% of our consolidated revenues during the year ended December, 2025, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-Q and 10-K, as publicly filed with the Securities and Exchange Commission. Those filings are the sole responsibility of UHS and are not incorporated by reference herein.
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
•
There are additional legislative changes that are likely to result in major changes in the health care delivery system on a national or state level, including changes in the structure and administration of, and funding for, federal and state agencies and programs. For example, Congress has reduced to $0 the penalty for failing to maintain health coverage that was part of the original Patient Protection and Affordable Care Act, as amended by the Health and Education Reconciliation Act (collectively, the “ACA") as part of the Tax Cuts and Jobs Act. The Biden administration had issued executive orders implementing a special enrollment period permitting individuals to enroll in health plans outside of the annual open enrollment period and reexamining policies that may undermine the ACA or the Medicaid program. The Inflation Reduction Act of 2022 (“IRA”) was passed on August 16, 2022, which among other things, allows for the Centers for Medicare and Medicaid Services to negotiate prices for certain single-source drugs reimbursed under Medicare Part B and Part D. The American Rescue Plan Act’s expansion of subsidies to purchase coverage through an ACA exchange, which the IRA continued through 2025, had increased insurance exchange enrollment. These enhanced subsidies expired on December 31, 2025.
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
•
Congress has passed and the President has signed a consolidated appropriations package providing fiscal year 2026 funding for the majority of federal agencies, while lawmakers continue to negotiate and consider outstanding appropriations legislation for the Department of Homeland Security. Federal budget delays and federal government shutdowns are unpredictable and may occur in the future. We cannot predict whether or not there will be future appropriations legislation avoiding a federal government shutdown, however, the operating results and results of operations of certain of our tenants, and therefore potentially ours, could be materially unfavorably impacted by the federal government shutdown.
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

Results of Operations

Year ended December 31, 2025 as compared to the year ended December 31, 2024

For the year ended December 31, 2025, net income was $17.6 million as compared to $19.2 million during 2024. The $1.6 million decrease was primarily attributable to:

•
a decrease of approximately $1.0 million resulting from an aggregate net decrease in the income generated at various properties, including nonrecurring depreciation expense of approximately $900,000 recorded during the third quarter of 2025, and;
•
an decrease of $610,000 related to a property tax reduction recorded during 2024 which related primarily to prior periods.

Revenues increased by $179,000, or 0.2%, to $99.2 million during 2025, as compared to $99.0 million during 2024. The net increase in revenues during 2025, as compared to 2024, was primarily due to: (i) a $362,000 increase in bonus rental revenue, and; (ii) a net decrease of $183,000 in revenues generated at various properties, including a $545,000 reduction at an MOB located in Amarillo, Texas, which was vacated during the fourth quarter of 2025 upon lease expirations of the two former tenants.

Our other operating expenses include expenses related to the consolidated MOBs as well as the vacant land and the vacant specialty facility (as discussed herein). Other operating expenses incurred in connection with these properties totaled $26.2 million during 2025 and $25.8 million during 2024 (net of a $610,000 prior period property tax reduction). A large portion of the expenses associated with our medical office buildings is passed on directly to the tenants either directly as tenant reimbursements of common area maintenance expenses or included in base rental amounts. Tenant reimbursements for operating expenses are accrued as revenue in the same period during which the related expenses are incurred.

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

Below is a reconciliation of our reported net income to FFO for 2025 and 2024 (in thousands):

	2025	2024
Net income	$17,609	$19,234
Depreciation and amortization expense on consolidated investments	28,859	27,421
Depreciation and amortization expense on unconsolidated affiliates	1,221	1,218
Funds From Operations	$47,689	$47,873

Weighted average number of shares outstanding - Diluted	13,864	13,839
Funds From Operations per diluted share	$3.44	$3.46

Our FFO decreased by $184,000 to $47.7 million during 2025, as compared to $47.9 million during 2024. The $1.6 million decrease in net income during 2025, as compared to 2024 (as discussed above), was substantially offset by a $1.4 million increase in depreciation and amortization expense incurred on our consolidated investments and unconsolidated affiliates.

During 2025, we had a total of 62 new or renewed leases related to the medical office buildings as indicated in Item 2. Properties, in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 11% of the aggregate rentable square feet of these properties (8% related to renewed leases and 3% related to new leases). During 2024, we had a total of 58 new or renewed leases related to the medical office buildings in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 13% of the aggregate rentable square feet of these properties (10% related to renewed leases and 3% related to new leases).

Rental rates, tenant improvement costs and rental concessions vary from property to property based upon factors such as, but not limited to, the current occupancy and age of our buildings, local overall economic conditions, proximity to hospital campuses and the vacancy rates, rental rates and capacity of our competitors in the market. In connection with lease renewals executed during each year, the weighted-average rental rates, as compared to rental rates on the expired leases, increased by approximately 3% during each of 2025 and 2024. The weighted-average tenant improvement costs associated with new or renewed leases was approximately $16 and $7 per square foot during 2025 and 2024, respectively. The weighted-average leasing commissions on the new and renewed leases commencing during each year was approximately 3% of base rental revenue over the term of the leases during each of 2025 and 2024. The average aggregate value of the tenant concessions, generally consisting of rent abatements, provided in connection with new and renewed leases commencing during each year was approximately 0.4% and 0.3% of the future aggregate base rental revenue over the lease terms during 2025 and 2024, respectively. Rent abatements were, or will be, recognized in our results of operations under the straight-line method over the lease term regardless of when payments are due.

Other Operating Results

Interest Expense:

Reflected below are the components of our interest expense during the years ended December 31, 2025 and December 31, 2024 (amounts in thousands):

	2025	2024
Revolving credit agreement	$20,323	$22,848
Mortgage interest	803	984
Interest rate swaps income, net (a.)	(3,001)	(5,747)
Amortization of financing fees	761	766
Amortization of fair value of debt and other interest	(22)	(10)
Capitalized interest on major projects	(14)	—
Interest expense, net	$18,850	$18,841
(a.)
Please see below in Quantitative and Qualitative Disclosures About Market Risk-Market Risks Associated with Financial Instruments, for disclosure regarding our various interest rate swap agreements. Two interest rate swap agreements, with a combined aggregate notional amount of $85 million, expired in September, 2024 (consisting of a $35 million notional amount with a fixed interest rate of 1.4975% and a $50 million notional amount with a fixed interest rate of 1.144%). In October, 2024, those agreements were replaced with an interest rate swap agreement on a total notional amount of $85 million with a fixed interest rate of 3.2725%. During 2025 and 2024, net interest was paid to us from the counterparties pursuant to our interest rate swaps that were active during each period.

Aggregate net interest expense increased slightly during 2025, as compared to 2024, and included the following: (i) a $2.7 million increase due to a net decrease in interest rate swap income due to the interest rate swap agreement transactions mentioned above in footnote (a.), substantially all of which was offset by; (ii) a $2.5 million decrease in interest expense on our revolving credit agreement primarily resulting from a decrease in our average cost of borrowings (to 5.85% during 2025 as compared to 6.78% during 2024, excluding the effect of interest rate swaps), partially offset by an increase in our average outstanding borrowings (to $347.6 million during 2025 as compared to $336.9 million during 2024), and; (iii) a $181,000 decrease in mortgage interest expense, and; (iv) a decrease of $26,000 in other interest expense. Please see Note 5 to the consolidated financial statements - Debt and Financial Instruments, for additional disclosure.

Please refer to Note 4 to the consolidated financial statements - Lease Accounting, for additional information regarding certain of our hospital facilities including information related to a vacant facility located in Evansville, Indiana, and a vacant parcel of land located in Chicago, Illinois.

Effects of Inflation

The healthcare industry is very labor intensive and salaries and benefits related to the employees of our tenants are subject to inflationary pressures, as are supply costs, construction costs and medical equipment and other costs. In the past, staffing shortages have, at times, required our tenants to hire expensive temporary personnel and/or enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel. Our tenants have also experienced general inflationary cost increases related to certain other operating expenses. Many of these factors, which had a material unfavorable impact on the operating results of certain of our tenants in the past, moderated to a certain degree more recently.

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

Liquidity and Capital Resources

Year ended December 31, 2025 as compared to December 31, 2024:

Net cash provided by operating activities

Net cash provided by operating activities was $49.1 million during 2025 as compared to $46.9 million during 2024. The $2.2 million net increase was attributable to:

•
a favorable change of $2.4 million in accrued expenses and other liabilities due primarily to the timing of accrued expense disbursements;
•
a favorable change of $799,000 in tenant reserves, deposits and deferred and prepaid rents;
•
an unfavorable change of $619,000 in leasing costs paid;
•
a favorable change of $302,000 in lease receivables;
•
an unfavorable change of $100,000 due to a decrease in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization related to above/below market leases, amortization of debt premium, amortization of deferred financing costs and stock-based compensation expense), as discussed above, and;
•
other combined net unfavorable changes of $607,000.

Net cash used in investing activities

Net cash used in investing activities was $15.0 million during 2025 as compared to $13.9 million during 2024.

2025:

During 2025, $15.0 million of net cash was used in investing activities as follows:

•
spent $8.8 million for additions to real estate investments, including tenant improvements at various MOBs;
•
spent $6.8 million in equity investments in unconsolidated LLCs, and;
•
received $683,000 of cash in excess of income from LLCs.

2024:

During 2024, $13.9 million of net cash was used in investing activities as follows:

•
spent $9.1 million for additions to real estate investments, including tenant improvements at various MOBs;
•
spent $5.9 million in equity investments in unconsolidated LLCs, and;
•
received $1.1 million of cash in excess of income from LLCs.

Net cash used in financing activities

Net cash used in financing activities was $34.5 million during 2025 as compared to $34.2 million during 2024.

2025:

The $34.5 million of cash used in financing activities during 2025 consisted of:

•
paid $41.0 million of dividends, including $127,000 of previously accrued dividends;
•
received $7.3 million of net borrowings on our revolving credit agreement;
•
paid $940,000 on mortgage notes payable that are non-recourse to us, and;
•
received $156,000 of net cash from the issuance of shares of beneficial interest.

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

Additional cash flow and dividends paid information for 2025 and 2024:

As indicated on our consolidated statements of cash flows, we generated net cash provided by operating activities of $49.1 million during 2025 and $46.9 million during 2024. As also indicated on our statements of cash flows, non-cash expenses including depreciation and amortization expense, amortization related to above/below market leases, amortization of debt premium, amortization of deferred financing costs and stock-based compensation expense, gains or losses on divestitures of real estate assets (as applicable), as well as changes in certain assets and liabilities, are the primary differences between our net income and net cash provided by operating activities for each year. We declared and paid dividends of $41.0 million during 2025 and $40.4 million during 2024.

During 2025, the $49.1 million of cash provided by operating activities was approximately $8.1 million greater than the $41.0 million of dividends paid during 2025. During 2024, the $46.9 million of net cash provided by operating activities was approximately $6.5 million greater than the $40.4 million of dividends paid during 2024.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our $425 million revolving credit agreement (which had $68.8 million of available borrowing capacity, net of outstanding borrowings as of December 31, 2025); (ii) borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our consolidated and unconsolidated LLCs/LPs; (iii) the issuance of other long-term debt, and/or; (iv) the issuance of equity. In April, 2024 we filed a shelf registration statement on Form

S-3 with the Securities and Exchange Commission pursuant to which we may offer up to $100 million of securities pursuant to supplemental prospectuses which we may file from time to time.

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

Borrowings under the Credit Agreement will bear interest at a rate equal to, at our option, term SOFR plus .10% ("Adjusted Term SOFR") for either one, three, or six months or the Base Rate, plus in either case, a specified margin depending on our total leverage ratio, as determined by the formula set forth in the Credit Agreement. The applicable margin on revolving loans ranges from 1.10% to 1.35% for Adjusted Term SOFR loans and 0.10% to 0.35% for Base Rate loans. The applicable margin on term loans ranges from 1.20% to 1.65% for Adjusted Term SOFR loans and 0.20% to 0.65% for Base Rate loans. The Credit Agreement defines “Base Rate” as the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 1/2 of 1%, and (c) one month Adjusted Term SOFR plus 1%. The Trust will also pay a quarterly facility fee on the $300 million revolving loan commitment ranging from 0.15% to 0.35% (depending on the Trust’s total leverage ratio).

The margins over Adjusted Term SOFR, Base Rate and the facility fee are based upon our total leverage ratio. At each of December 31, 2025 and 2024, the applicable margin over the Adjusted Term SOFR rate for term loans was 1.35%, the Adjusted Term SOFR rate for revolving loans was 1.20%, the margin over the Base Rate for revolving loans was 0.20%, and the facility fee was 0.20%.

At December 31, 2025, we had $356.2 million of outstanding borrowings pursuant to the terms of our $425 million Credit Agreement and $68.8 million of available borrowing capacity. The carrying amount and fair value of borrowings outstanding pursuant to the Credit Agreement was $356.2 million at December 31, 2025. There are no compensating balance requirements. At December 31, 2024, we had $348.9 million of outstanding borrowings pursuant to the terms of our $425 million Credit Agreement and $76.1 million of available borrowing capacity.

The average amount outstanding under our Credit Agreement during the years ended December 31, 2025, 2024 and 2023 was $347.6 million, $336.9 million and $309.3 million, respectively, with corresponding effective interest rates of 5.0%, 5.1% and 4.8%, respectively, including commitment fees and interest rate swaps.

In our consolidated statements of cash flows, we report cash flows pursuant to our Credit Agreement on a net basis. Aggregate borrowings under our Credit Agreement were $60.0 million, $78.3 million and $78.4 million during the years ended December 31, 2025, 2024 and 2023, respectively, and aggregate repayments were $52.7 million, $56.0 million and $49.9 million during the years ended December 31, 2025, 2024 and 2023, respectively.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts then outstanding under the Credit Agreement. We were in compliance with all of the covenants in the Credit Agreement at each of December 31, 2025 and 2024. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios at December 31, 2025 and 2024, giving effect to the covenants contained in the Credit Agreements in effect on the respective dates (dollar amounts in thousands):

		December 31, 2025	December 31, 2024
Tangible net worth	>= $125,000	$146,744	172,216
Total leverage	< =60%	43.6%	44.4%
Secured leverage	< =30%	2.3%	2.4%
Unencumbered leverage	< =60%	45.4%	45.9%
Fixed charge coverage	>=1.50x	3.3x	3.2x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us and are not cross-collateralized, included on our consolidated balance sheet as of December 31, 2025 and 2024 (amounts in thousands):

	As of 12/31/2025			As of 12/31/2024
Facility Name	Interest Rate	Maturity Date	Outstanding Balance (in thousands)(a.)	Outstanding Balance (in thousands)
Tuscan Professional Building fixed rate mortgage loan (b.)	5.56%	June, 2025	$-	$363
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	3.95%	January, 2030	7,350	7,646
Rosenberg Children's Medical Plaza fixed rate mortgage loan	4.42%	September, 2033	11,222	11,503
Total, excluding net debt premium and net financing fees			18,572	19,512
Less net financing fees			(137)	(163)
Total mortgage notes payable, non-recourse to us, net			$18,435	$19,349

(a.)
All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)
This fixed rate mortgage loan was fully repaid on May 20, 2025.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of December 31, 2025 had a combined carrying value of approximately $18.6 million and a combined fair value of approximately $17.5 million. At December 31, 2024, the mortgages outstanding had a combined carrying value of approximately $19.5 million and a combined fair value of approximately $17.7 million.

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

Contractual Obligations and Off Balance Sheet Arrangements

We had no off balance sheet arrangements at each of December 31, 2025 and 2024.

The following table summarizes the schedule of maturities of our outstanding borrowing under our revolving credit facility (“Credit Agreement”), the outstanding mortgages applicable to our properties recorded on a consolidated basis and our other contractual obligations as of December 31, 2025 (amounts in thousands):

	Payments Due by Period (dollars in thousands)
Debt and Contractual Obligation	Total	Less than 1 Year	2-3 years	4-5 years	After 5 years
Long-term non-recourse debt-fixed (a) (b)	$18,572	$600	$1,279	$7,073	$9,620
Long-term debt-variable (c)	356,200	—	356,200	—	—
Estimated future interest payments on debt outstanding as of December 31, 2025 (d)	54,684	18,997	33,462	1,148	1,077
Operating leases (e)	40,887	718	1,473	1,473	37,223
Construction commitments (f)	41,810	41,810	—	—	—
Total contractual obligations	$512,153	$62,125	$392,414	$9,694	$47,920

(a)
The mortgages are secured by the real property of the buildings as well as property leases and rents. Property-specific debt is detailed above.
(b)
Consists of non-recourse debt with an aggregate fair value of approximately $17.5 million as of December 31, 2025. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow. Excludes $7.9 million of combined third-party debt outstanding as of December 31, 2025, that is non-recourse to us, at the unconsolidated LLCs in which we hold various non-controlling ownership interests (see Note 8 to the consolidated financial statements).
(c)
Consists of $356.2 million of borrowings outstanding as of December 31, 2025 under the terms of our $425 million Credit Agreement which matures on September 30, 2028. The amount outstanding approximates fair value as of December 31, 2025.
(d)
Assumes that all debt outstanding as of December 31, 2025, including borrowings under the Credit Agreement, and the loans which are non-recourse to us, remain outstanding until the stated maturity date of the debt agreements at the same interest rates which were in effect as of December 31, 2025. We have the right to repay borrowings under the Credit Agreement at any time during the term of the agreement, without penalty. Interest payments are expected to be paid utilizing cash flows from operating activities or borrowings under our revolving Credit Agreement.
(e)
Reflects our future minimum operating lease payment obligations outstanding as of December 31, 2025, as discussed in Note 4 to the consolidated financial statements -Lease Accounting, in connection with ground leases at fifteen of our consolidated properties.
(f)
Consists of the remaining estimated construction costs related to an MOB located in Denison, Texas, which was substantially completed in late 2020, the remaining estimated construction costs related to an MOB located in Reno, Nevada which was substantially completed in March, 2023, as well as the estimated costs related to a new MOB located in Palm Beach Gardens, FL currently under construction. We are required to build these facilities pursuant to agreements.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At December 31, 2025, the fair value of our interest rate swaps was a net asset of $1.6 million which is included in deferred charges and other assets on the accompanying consolidated balance sheet. During the twelve months of 2025, we received approximately $3.0 million from the counterparties, adjusted for the previous quarter's accrual, pursuant to the terms of the swaps. During the twelve months of 2024, we received approximately $5.7 million from the counterparties (approximately $2.5 million of which relates to the two swaps that expired on September 16, 2024), adjusted for the previous quarter's accrual, pursuant to the terms of the swaps. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity. Amounts are reclassified from AOCI to the income statement in the period or periods the hedged transaction affects earnings. We do not expect any gains or losses on our interest rate swaps to be reclassified to earnings in the next twelve months.

The sensitivity analysis related to our fixed and variable rate debt assumes current market rates with all other variables held constant. As of December 31, 2025, the fair value and carrying-value of our debt is approximately $373.7 million and $374.8 million, respectively. As of that date, the carrying value exceeds the fair value by approximately $1.1 million.

The table below presents information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the amounts of which are as of December 31, 2025, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Long-term debt:
Fixed rate:
Debt (a)	$600	$626	$653	$680	$6,393	$9,620	$18,572
Average interest rates	4.2%	4.2%	4.3%	4.3%	4.4%	4.4%	4.3%
Variable rate:
Debt (b)	$—	$—	$356,200	$—	$—	$—	$356,200
Average interest rates	—	—	5.7%	—	—	—	5.7%
Interest rate swaps:
Notional amount (c)	$—	$80,000	$85,000	$—	$—	$—	$165,000
Interest rates	—	1.58%	3.27%	—	—	—	2.45%

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

As calculated based upon our variable rate debt outstanding as of December 31, 2025 that is subject to interest rate fluctuations, and giving effect to the above-mentioned interest rate swap, each 1% change in interest rates would impact our net income by approximately $1.9 million.

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

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2025, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities and Exchange Act of 1934 and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013), issued by the COSO. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees

Universal Health Realty Income Trust:

Opinion on Internal Control Over Financial Reporting

We have audited Universal Health Realty Income Trust and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 25, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 25, 2026

ITEM 9B. Other Information

None of the Trust’s Board of Trustees or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Trust’s quarter ended December 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

There is hereby incorporated by reference the information to appear under the captions “Proposal No. 1” (Election of Trustees), “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025. See also “Executive Officers of the Registrant” appearing in Item 1 hereof.

ITEM 11. Executive Compensation

There is hereby incorporated by reference information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

There is hereby incorporated by reference the information to appear under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025.

ITEM 14. Principal Accounting Fees and Services

There is hereby incorporated herein by reference the information to appear under the caption “Relationship with Independent Registered Public Accounting Firm” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025.

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

10.11

Agreement dated December 10, 2025, to renew Amended and Restated Advisory Agreement dated as of December 24, 1986, effective January 1, 2026, between Universal Health Realty Income Trust and UHS of Delaware, Inc. is filed herewith.

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

February 25, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alan B. Miller Alan B. Miller	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 25, 2026

/s/ Gayle L. Capozzalo Gayle L. Capozzalo	Trustee	February 25, 2026

/S/ Michael Allan Domb Michael Allan Domb	Trustee	February 25, 2026

/s/ Rebecca A. Guzman	Trustee	February 25, 2026
Rebecca A. Guzman

/S/ Robert F. McCadden Robert F. McCadden	Trustee	February 25, 2026

/S/ Marc D. Miller Marc D. Miller	Trustee	February 25, 2026

/S/ James P. Morey James P. Morey	Trustee	February 25, 2026

/S/ Charles F. Boyle Charles F. Boyle	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees

Universal Health Realty Income Trust:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Health Realty Income Trust and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the carrying value of net real estate investments

As discussed in Note 1 to the consolidated financial statements, the Company evaluates net real estate investments for recoverability whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. When such impairment indicators exist, the Company makes certain estimates of future undiscounted net cash flows, excluding interest charges, to perform the recoverability evaluation. The net real estate investments balance as of December 31, 2025 was $410.0 million.

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

Philadelphia, Pennsylvania

February 25, 2026

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands)

	December 31,	December 31,
	2025	2024
Assets:
Real Estate Investments:
Buildings and improvements and construction in progress	$666,122	$655,996
Accumulated depreciation	(312,982)	(286,932)
	353,140	369,064
Land	56,870	56,870
Net Real Estate Investments	410,010	425,934
Financing receivable from UHS	82,148	82,798
Net Real Estate Investments and Financing receivable	492,158	508,732
Investments in and advances to limited liability companies ("LLCs")	20,125	13,948
Other Assets:
Cash and cash equivalents	6,686	7,097
Lease and other receivables from UHS	7,530	7,131
Lease receivable - other	8,034	7,975
Intangible assets (net of accumulated amortization of $10.9 million and $11.3 million, respectively)	5,640	7,325
Right-of-use land assets, net	11,395	10,918
Deferred charges, notes receivable and other assets, net	13,339	17,736
Total Assets	$564,907	$580,862
Liabilities:
Line of credit borrowings	$356,200	$348,900
Mortgage notes payable, non-recourse to us, net	18,435	19,349
Accrued interest	910	694
Accrued expenses and other liabilities	13,785	10,444
Ground lease liabilities, net	11,398	10,918
Tenant reserves, deposits and deferred and prepaid rents	11,795	11,016
Total Liabilities	412,523	401,321
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2025 - 13,874,607; 2024 - 13,850,608	139	138
Capital in excess of par value	272,147	271,092
Cumulative net income and other	862,904	845,295
Cumulative dividends	(984,443)	(943,396)
Accumulated other comprehensive income	1,637	6,412
Total Equity	152,384	179,541
Total Liabilities and Equity	$564,907	$580,862

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

	Year ended December 31,
	2025	2024	2023
Revenues:
Lease revenue - UHS facilities (a.)	$33,372	$33,627	$32,623
Lease revenue- Non-related parties	57,735	57,660	54,993
Other revenue - UHS facilities	933	902	946
Other revenue - Non-related parties	1,755	1,390	1,555
Interest income on financing leases - UHS facilities	5,395	5,432	5,458
	99,190	99,011	95,575
Expenses:
Depreciation and amortization	28,859	27,421	27,733
Advisory fees to UHS	5,595	5,481	5,323
Other operating expenses	29,973	29,313	31,170
	64,427	62,215	64,226
Income before equity in income of unconsolidated limited liability companies ("LLCs"), loss on divestiture and interest expense	34,763	36,796	31,349
Equity in income of unconsolidated LLCs	1,696	1,279	1,207
Loss on divestiture of real estate assets	—	—	(232)
Interest expense, net	(18,850)	(18,841)	(16,924)
Net income	$17,609	$19,234	$15,400
Basic earnings per share	$1.27	$1.39	$1.12
Diluted earnings per share	$1.27	$1.39	$1.11
Weighted average number of shares outstanding - Basic	13,821	13,802	13,786
Weighted average number of share equivalents	43	37	28
Weighted average number of shares and equivalents outstanding - Diluted	13,864	13,839	13,814

(a.) Includes bonus rental on McAllen Medical Center, a UHS acute care hospital facility, of $3.5 million, $3.1 million and $3.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollar amounts in thousands)

	Year ended December 31,
	2025	2024	2023
Net Income	$17,609	$19,234	$15,400
Other comprehensive income/(loss):
Unrealized derivative (loss)/gain on cash flow hedges	(4,775)	(900)	(4,699)
Total other comprehensive (loss)/income:	(4,775)	(900)	(4,699)
Total comprehensive income	$12,834	$18,334	$10,701

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(dollar and share amounts in thousands)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity
January 1, 2023	13,803	$138	$269,472	$810,661	$(863,181)	$12,011	$229,101
Shares of Beneficial Interest:
Issued, net	21	—	146	—	—	—	146
Repurchased	—	—	—	—	—	—	—
Restricted stock-based compensation expense	—	—	780	—	—	—	780
Dividends and dividend equivalents ($2.88/share)	—	—	—	—	(39,794)	—	(39,794)
Comprehensive income:
Net income	—	—	—	15,400	—	—	15,400
Unrealized net gain on cash flow hedges	—	—	—	—	—	(4,699)	(4,699)
Subtotal - comprehensive income				15,400		(4,699)	10,701

January 1, 2024	13,824	$138	$270,398	$826,061	$(902,975)	$7,312	$200,934
Shares of Beneficial Interest:
Issued, net	27	—	(131)	—	—	—	(131)
Repurchased	—	—	(28)	—	—	—	(28)
Restricted stock-based compensation expense	—	—	853	—	—	—	853
Dividends and dividend equivalents ($2.92/share)	—	—	—	—	(40,421)	—	(40,421)
Comprehensive income:
Net income	—	—	—	19,234	—	—	19,234
Unrealized net loss on cash flow hedges	—	—	—	—	—	(900)	(900)
Subtotal - comprehensive income				19,234		(900)	18,334

January 1, 2025	13,851	$138	$271,092	$845,295	$(943,396)	$6,412	$179,541
Shares of Beneficial Interest:
Issued, net	25	1	155	—	—	—	156
Repurchased	(1)	—	(36)	—	—	—	(36)
Restricted stock-based compensation expense	—	—	936	—	—	—	936
Dividends and dividend equivalents ($2.96/share)	—	—	—	—	(41,047)	—	(41,047)
Comprehensive income:
Net income	—	—	—	17,609	—	—	17,609
Unrealized net loss on cash flow hedges	—	—	—	—	—	(4,775)	(4,775)
Subtotal - comprehensive income				17,609		(4,775)	12,834
December 31, 2025	13,875	$139	$272,147	$862,904	$(984,443)	$1,637	$152,384

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$17,609	$19,234	$15,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,859	27,421	27,733
Amortization related to above/below market leases, net	(169)	(176)	(143)
Amortization of debt premium	—	—	(40)
Amortization of deferred financing costs	762	765	729
Stock-based compensation expense	936	853	780
Loss on divestiture of real estate assets	—	—	232

Changes in assets and liabilities:
Lease receivables	(458)	(760)	(513)
Accrued expenses and other liabilities	2,097	(309)	(316)
Tenant reserves, deposits and deferred and prepaid rents	779	(20)	(516)
Accrued interest	216	204	117
Leasing costs paid	(1,887)	(1,268)	(1,768)
Other, net	348	967	1,244
Net cash provided by operating activities	49,092	46,911	42,939
Cash flows from investing activities:
Investments in LLCs	(6,802)	(5,892)	(4,058)
Cash distributions from LLCs	683	1,088	757
Advance received from LLC, net	—	—	3,500
Additions to real estate investments, net	(8,837)	(9,072)	(15,583)
Cash paid for acquisition of properties	—	—	(7,620)
Cash proceeds received from divestiture of properties, net	—	—	3,894
Net cash used in investing activities	(14,956)	(13,876)	(19,110)
Cash flows from financing activities:
Net borrowings on line of credit	7,300	22,300	28,500
Repayments of mortgage notes payable	(940)	(13,550)	(11,891)
Financing costs paid	(35)	(2,375)	(222)
Dividends paid	(41,028)	(40,394)	(39,765)
Issuance of shares of beneficial interest, net	156	(131)	147
Net cash used in financing activities	(34,547)	(34,150)	(23,231)
(Decrease)/increase in cash and cash equivalents	(411)	(1,115)	598
Cash and cash equivalents, beginning of year	7,097	8,212	7,614
Cash and cash equivalents, end of year	$6,686	$7,097	$8,212
Supplemental disclosures of cash flow information:
Interest paid	$17,872	$17,908	$16,266
Invoices accrued for construction and improvements	$1,811	$522	$2,947

See accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Universal Health Realty Income Trust and subsidiaries (the “Trust”) is organized as a Maryland real estate investment trust. We invest in healthcare and human-service related facilities currently including acute care hospitals, behavioral health care hospitals, specialty facilities, free-standing emergency departments, childcare centers and medical/office buildings. As of February 25, 2026, we have seventy-seven real estate investments or commitments located in twenty-one states consisting of:

•
six hospital facilities consisting of three acute care hospitals and three behavioral health care hospitals;
•
four free-standing emergency departments (“FEDs”);
•
sixty-one medical/office buildings (“MOBs”), including four owned by unconsolidated limited liability companies (“LLCs”)/limited liability partnerships (“LPs”);
•
four preschool and childcare centers;
•
one specialty facility located in Evansville, Indiana, that is currently vacant, and;
•
one vacant land investment located in Chicago, Illinois.

Many of the factors that could affect our future results are beyond our control or ability to predict. Future operations and financial results of our tenants, and in turn ours, could be materially impacted by numerous factors and future developments. Such factors and developments include, but are not limited to, the impact of changes in patient volumes and payer mix caused by potential unfavorable changes in macroeconomic conditions (including increases in uninsured and underinsured patients as the result of business closings and layoffs); potential disruptions to clinical staffing and shortages and disruptions related to supplies required for our tenants’ employees and patients, including equipment, pharmaceuticals and medical supplies, potential increases to expenses incurred by our tenants related to staffing, supply chain or other expenditures; the impact of our indebtedness and the ability to refinance such indebtedness on acceptable terms; disruptions in the financial markets and the business of financial institutions which could impact our ability to access capital or increase associated borrowing costs; and changes in general economic conditions nationally and regionally in the markets our properties are located, including higher sustained rates of unemployment and underemployment levels and reduced consumer spending and confidence. Certain factors may result in the inability or unwillingness on the part of some of our tenants to make timely payment of their rent to us at current levels or to seek to amend or terminate their leases which, in turn, would have an adverse effect on our occupancy levels and our revenue and cash flow and the value of our properties, and potentially, our ability to maintain our dividend at current levels. Decreases in cash flows and results of operations may have an impact on the inputs and assumptions used in significant accounting estimates, including potential impairments of intangible and long-lived assets.

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

At December 31, 2025, our net intangible assets total $5.6 million (net of $10.9 million accumulated amortization) and primarily consist of the value of in-place leases. At December 31, 2025, our net intangible value of in-place leases total $4.6 million (net of $9.2 million of accumulated amortization) and will be amortized over the remaining lease terms (aggregate weighted average of 4.0 years at December 31, 2025) and are expected to result in estimated aggregate amortization expense of, $1.3 million, $1.0 million, $568,000, $435,000 and $1.3 million for 2026, 2027, 2028, 2029 and 2030 and thereafter, respectively. Amortization expense on intangible values of in place leases was $1.5 million for the year ended December 31, 2025, $1.6 million for the year ended December 31, 2024 and $1.9 million for the year ended December 31, 2023. The remaining amount of our net intangible assets primarily consists of above-market leases. At December 31, 2025, our net intangible value of above-market leases total $771,000 (net of $1.7 million of accumulated amortization) and will be amortized over the remaining lease terms (aggregate weighted average of approximately 3.6 years at December 31, 2025) and are expected to result in estimated aggregate amortization offset to rental revenue of approximately $209,000 in 2026, $197,000 in 2027, $137,000 in 2028, $47,000 in 2029 and $181,000 in 2030 and thereafter. Amortization offset to rental revenue on intangible values of above-market leases was $220,000, $215,000 and $246,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and capital improvements. The estimated original useful lives of our buildings range from 25-45 years and the estimated original useful lives of capital improvements ranges from 3-35 years. On a consolidated basis, depreciation expense was $26.0 million for the year ended December 31, 2025, $24.5 million for the year ended December 31, 2024 and $24.6 million for the year ended December 31, 2023.

Financing Assets

As discussed in Note 2 – Relationship with UHS and Related Party Transactions, on December 31, 2021 we entered into an asset purchase and sale agreement, as amended, with UHS and certain of its affiliates. Pursuant to the agreement, UHS purchased from us the real estate assets of the Inland Valley Campus of Southwest Healthcare System (“Inland Valley”) and transferred to us the real estate assets of Aiken Regional Medical Center (“Aiken”) and Canyon Creek Behavioral Health (“Canyon Creek”). In connection with this transaction, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases (with us as lessor), as amended, for initial lease terms of approximately twelve years, ending on December 31, 2033. As a result of UHS' purchase option within the lease agreements of Aiken and Canyon Creek, the transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and the properties acquired by us in connection with the asset purchase and sale agreement with UHS, as amended, were accounted for as financing arrangements and our consolidated balance sheets as of December 31, 2025 and December 31, 2024 include financing receivables related to this transaction of $82.1 million and $82.8 million, respectively. As of December 31, 2025, there are no indicators of impairment and the financing receivable will be assessed for recoverability in accordance with our asset impairment policy.

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

At December 31, 2025, we have non-controlling equity investments or commitments in four jointly-owned LLCs/LPs which own MOBs. As of December 31, 2025 we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities which we are the primary beneficiary nor do we have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash funding is typically advanced as equity or member loans. These entities maintain property insurance on the properties.

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

The aggregate gross cost basis and net book value of the properties for federal income tax purposes are approximately $740 million (unaudited) and $418 million (unaudited), respectively, at December 31, 2025. The aggregate cost basis and net book value of the properties for federal income tax purposes were approximately $726 million (unaudited) and $421 million (unaudited), respectively, at December 31, 2024.

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

Concentration of Revenues

The rental revenue earned pursuant to the lease on McAllen Medical Center, which is leased to a related party (see Note 2), generated approximately 9% of our consolidated revenues during each of 2025, 2024 and 2023.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Standards

In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815), Hedging Accounting Improvements. ASU 2025-09 intends to more closely align hedge accounting with the economics of an entity's risk management activities. This ASU is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. We are currently evaluating the impact this new standard will have on the consolidated financial statements.

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

(2) RELATIONSHIP WITH UHS AND RELATED PARTY TRANSACTIONS

Leases: We commenced operations in 1986 by purchasing certain properties from subsidiaries of UHS and immediately leasing the properties back to the respective subsidiaries. The base rentals and lease and renewal terms for each of the hospitals leased to subsidiaries of UHS as of January 1, 2026, are provided below. The base rents are paid monthly. The lease on McAllen Medical Center also provides for bonus rent which is paid quarterly based upon a computation that compares the hospital’s current quarter revenue to a corresponding quarter in the base year. The hospital leases with subsidiaries of UHS, with the exception of the lease on Clive Behavioral Health (which is operated by UHS in a joint venture with an unrelated third party), are unconditionally guaranteed by UHS and are cross-defaulted with one another. The lease for Clive Behavioral Health is guaranteed on a several basis by UHS (52%) and Catholic Health Initiatives-Iowa (48%).

The combined revenues generated from the leases on the three acute care and three behavioral health care hospital facilities leased to subsidiaries of UHS at December 31, 2025, 2024 and 2023, accounted for approximately 24%, 24% and 25% of our consolidated revenues for the years ended December 31, 2025, 2024 and 2023, respectively. In addition to the six UHS hospital facilities, we have nineteen properties consisting of medical/office buildings and FEDs that are either wholly or jointly-owned by us that include tenants that are subsidiaries of UHS (excluding Palm Beach Gardens Medical Plaza I which is under construction). The aggregate revenues generated from UHS-related tenants comprised approximately 40% of our consolidated revenue for the five years ended December 31, 2025 (approximately 40%, 40% and 41% for the years ended December 31, 2025, 2024 and 2023, respectively).

In December, 2021, we entered into an asset purchase and sale agreement, as amended, with UHS and certain of its affiliates. Pursuant to the terms of the transaction, in addition to $4.1 million in cash paid by us to UHS, a wholly-owned subsidiary of UHS purchased from us, the real estate assets of an acute care hospital located in California (at its fair market value) and two wholly-owned subsidiaries of UHS transferred to us (at their fair market values), the real estate assets of Aiken Regional Medical Center (“Aiken”), located in Aiken, South Carolina (which includes an acute care hospital and a behavioral health pavilion), and Canyon Creek Behavioral Health (“Canyon Creek”), located in Temple, Texas. As a result of UHS’ purchase option within the lease agreements of Aiken and Canyon Creek, the transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and the properties acquired by us in connection with the asset purchase and sale agreement with UHS were accounted for as financing arrangements. Pursuant to the leases, the aggregate annual rental rate on the acquired properties, which is payable to us on a monthly basis, was $6.0 million during 2025, $5.9 million during 2024 and $5.8 million during 2023. The portion of the lease payments that is included in our consolidated statements of income, and reflected as interest income on financing leases, was approximately $5.4 million for each of the years ended December 31, 2025 and 2024 and $5.5 million for the year ended December 31, 2023. Our consolidated balance sheets as of December 31, 2025 and 2024 include financing receivables related to this transaction of $82.1 million and $82.8 million, respectively.

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

The table below details the existing lease terms and renewal options for each of the hospital leases that are related to UHS as of January 1, 2026, consisting of three acute care hospitals and three behavioral health hospitals:

Hospital Name	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	$5,485,000	December, 2026	5 (a)
Wellington Regional Medical Center	$6,975,000	December, 2026	5 (b)
Aiken Regional Medical Center/Aurora Pavilion Behavioral Health Services	$4,257,000	December, 2033	35 (c)
Canyon Creek Behavioral Health	$1,925,000	December, 2033	35 (c)
Clive Behavioral Health	$2,930,000	December, 2040	50 (d)

(a)
UHS has one 5-year renewal option at existing lease rates (through 2031).
(b)
UHS has one 5-year renewal option at fair market value lease rates (through 2031). The annual rental has increased by 2.5% on an annual compounded basis on each January 1st through 2026.
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

In October, 2024, two wholly-owned subsidiaries of UHS each exercised their 5-year renewal options on two FEDs located in Weslaco and Mission, Texas, covering the period of February 1, 2025 through January 31, 2030. The aggregate annual lease rates on the renewed leases, which are scheduled to increased 2% per year, for the period of February 1, 2026 through January 31, 2027 is approximately $1.1 million. The wholly-owned subsidiaries of UHS have five, 5-year renewal options remaining on each of these FEDs, with the first three renewal options (covering the years 2030 through 2044) providing for 2% annual increases to the lease rates, and the remaining two, 5-year renewal options (covering the years 2045 through 2054) providing for lease rates at the then fair market value. These leases are cross-defaulted with one another and the wholly-owned subsidiaries of UHS have the option to purchase the leased properties upon the expiration of each five-year extended term at the fair market value at that time.

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

In October 2025, we entered into a ground lease with a wholly-owned subsidiary of UHS with the intent to develop, construct and own the Palm Beach Gardens Medical Plaza I, an 80,000 square foot MOB located in Palm Beach Gardens, Florida. Construction of this MOB, for which we have engaged a wholly-owned subsidiary of UHS to act as project manager, commenced in February, 2026, and is scheduled to be completed during the fourth quarter of 2026. The cost of the MOB is estimated to be approximately $34 million. This MOB will be located on the campus of the Alan B. Miller Medical Center, a newly constructed acute care hospital owned and operated by a wholly-owned subsidiary of UHS, which is scheduled to be completed and opened during the second quarter of 2026. A wholly-owned subsidiary of UHS has executed a 10-year master flex lease agreement, which is subject to reduction based on the execution of third-party leases, for approximately 75% of the rentable square feet of the MOB.

During the third quarter of 2023, we acquired the McAllen Doctor's Center, an MOB located in McAllen, Texas for a purchase price of approximately $7.6 million, including transaction costs. The building has approximately 79,500 rentable square feet and is

100% master leased to McAllen Hospitals, L.P, a wholly-owned subsidiary of UHS. The triple-net master lease is for twelve years scheduled to expire on August 31, 2035. McAllen Hospitals, L.P. has the option to renew the lease term for three consecutive ten-year terms. The current annual base rent is approximately $669,000.

Construction was substantially completed during 2023 on Sierra Medical Plaza I, a multi-tenant MOB located in Reno, Nevada, consisting of approximately 86,000 rentable square feet. This MOB is located on the campus of the Northern Nevada Sierra Medical Center, an acute care hospital that was newly constructed and owned and operated by a wholly-owned subsidiary of UHS. The aggregate cost of the MOB is expected to be approximately $35 million, approximately $30 million of which was incurred as of December 31, 2025. In connection with this MOB, we entered into a ground lease and master flex-lease agreement with a wholly-owned subsidiary of UHS both of which commenced during March, 2023. The master flex lease agreement has a ten-year term scheduled to expire on March 31, 2033. The MOB is 68% leased including the ten-year master flex lease for 34% of the rentable square feet. The master flex-lease agreement is subject to a reduction based upon the execution of third-party leases. The ground lease has a 75-year term scheduled to expire on March 2, 2098.

We are the lessee on fourteen ground leases with subsidiaries of UHS (for consolidated and unconsolidated investments), including one that commenced in October, 2025. The remaining lease terms on the ground leases with subsidiaries of UHS range from approximately 24 years to approximately 76 years. The annual aggregate lease payments on these properties were approximately $571,000 for the year ended 2025 and expected to be $585,000 for the year ended 2026 and $603,000 for each of the years ended 2027 through 2030, and an aggregate of $32.8 million thereafter. See Note 4 to the consolidated financial statements-Lease Accounting for further disclosure around our lease accounting.

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of December 31, 2025 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock or restricted stock units. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time compensation awards in the form of restricted stock, and/or cash bonuses.

Advisory Agreement: UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an advisory agreement dated December 24, 1986, and as amended and restated as of January 1, 2019 (the “Advisory Agreement”). Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory. The Advisory Agreement was renewed for 2026 with the same terms as the Advisory Agreement in place during 2025, 2024 and 2023.

Our advisory fee for 2025, 2024 and 2023 was computed at 0.70% of our average invested real estate assets, as derived from our consolidated balance sheet. Based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the advisory fee computation remained unchanged for 2025, as compared to 2024 and 2023. The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, lease receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Advisory fees incurred and paid (or payable) to UHS amounted to $5.6 million during 2025, $5.5 million during 2024 and $5.3 million during 2023, and were based upon average invested real estate assets of $799 million, $783 million and $757 million during 2025, 2024 and 2023, respectively.

Share Ownership: As of December 31, 2025 and 2024, UHS owned 5.7% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the Securities and Exchange Commission (“SEC”) and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from UHS-related tenants comprised approximately 40% of our consolidated revenue for the five years ended December 31, 2025 (approximately 40%, 40% and 41% for the years ended December 31, 2025, 2024 and 2023, respectively), and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) ACQUISITIONS AND DIVESTITURES

2025:

Acquisitions:

There were no acquisitions during 2025.

Divestitures:

There were no divestitures during 2025.

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

(4) LEASE ACCOUNTING

As Lessor:

We lease most of our properties to tenants under agreements that are typically classified as operating leases (two of our leases to wholly-owned subsidiaries of UHS are accounted for as financing arrangements). We recognize the total minimum lease payments provided for under the operating leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from our tenants. We record amounts reimbursed by tenants in the period that the applicable expenses are incurred, which is generally ratably throughout the term of the lease. We have elected the package of practical expedients that allows lessors to not separate lease and non-lease components by class of underlying asset. This practical expedient allowed us to not separate expenses reimbursed by our tenants (“tenant reimbursements”) from the associated rental revenue if certain criteria were met. We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated tenant reimbursements are the same, and for the leases that qualify as operating leases, we accounted for and presented rental revenue and tenant reimbursements as a single component under Lease revenue in our consolidated statements of income for the twelve months ended December 31, 2025, 2024 and 2023.

The components of the “Lease revenue – UHS facilities” and “Lease revenue – Non-related parties” captions for the years ended 2025, 2024 and 2023 are disaggregated below (in thousands). Base rents are primarily stated rent amounts provided for under the leases that are recognized on a straight-line basis over the term of the lease. Bonus rents and tenant reimbursements represent amounts where tenants are contractually obligated to pay an amount that is variable in nature.

	Year Ended December 31,
	2025	2024	2023
UHS Facilities:
Base rents	$26,834	$27,320	$26,173
Bonus rents (a.)	3,467	3,107	2,953
Tenant reimbursements	3,071	3,200	3,497
Lease Revenue - UHS facilities	$33,372	$33,627	$32,623

Non-related parties:
Base rents	$44,724	$44,332	$42,159
Tenant reimbursements	13,011	13,328	12,834
Lease Revenue - Non-related parties	$57,735	$57,660	$54,993

(a.) Consists of bonus rental earned in connection with McAllen Medical Center, a UHS acute care hospital facility.

Disclosures Related to Certain Hospital Facilities:

Vacant Land/Specialty Facilities:

Chicago, Illinois - Land:

The lease on this facility expired at the end of 2021 and demolition of the former hospital was completed during 2023. Demolition costs, which were included in other operating expenses in our consolidated statements of income, amounted to approximately $1.5 million in the aggregate, approximately $1.1 million of which was incurred during 2023. The operating expenses incurred by us in connection with this property were a net credit of $65,000 during 2025 (including a credit of $198,000 for a property tax reduction relating primarily to prior periods), a net credit of $319,000 during 2024 (including a credit of $610,000 for a property tax reduction relating primarily to prior periods), and $1.7 million during 2023 (or $529,000 excluding the demolition costs).

Evansville, Indiana - Specialty Facility:

The lease on this specialty facility expired during 2019 and the facility has been vacant since that time. The operating expenses incurred by us in connection with this facility were approximately $392,000 during 2025, $345,000 during 2024 and $401,000 during 2023.

We continue to market the Chicago, Illinois, and Evansville, Indiana, properties to third parties, including potential divestiture of each. Future operating expenses related to these properties will be incurred by us during the time they remain owned and unleased. Should these properties continue to remain owned and unleased for an extended period of time, or should we incur substantial renovation or additional costs to make the properties suitable for other operators/tenants/buyers, our future results of operations could be materially unfavorably impacted.

Corpus Christi, Texas - Former Specialty Facility:

In December, 2023, we sold the vacant specialty facility in Corpus Christi, Texas, for proceeds of approximately $3.9 million, net of closing costs. This divestiture generated a loss of approximately $232,000 which is included in our consolidated statements of income for the year ended December 31, 2023. The operating expenses incurred by us in connection with this facility were approximately $254,000 during 2023.

Minimum Future Base Rents:

Minimum future base rents from non-cancelable leases related to properties included in our financial statements on a consolidated basis, excluding increases resulting from changes in the consumer price index, bonus rents and the impact of straight-line rent adjustments, are as follows (amounts in thousands):

For the year ended December 31,	Amount
2026	$75,793
2027	55,940
2028	47,339
2029	39,974
2030	30,516
Thereafter	117,188
Total minimum base rents	$366,750

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

As Lessee:

We are the lessee with various third parties, including subsidiaries of UHS, in connection with ground leases for land at fifteen of our consolidated properties. Our right-of-use land assets represent our right to use the land for the lease term and our lease liabilities represent our obligation to make lease payments arising from the leases. Right-of-use assets and lease liabilities were recognized upon adoption of Topic 842 based on the present value of lease payments over the lease term. We utilized our estimated incremental borrowing rate, which was derived from information available as of January 1, 2019, or the commencement date of the ground lease, whichever is later, in determining the present value of lease payments for active leases on that date. A right-of-use asset and lease liability are not recognized for leases with an initial term of 12 months or less, as these short-term leases are accounted for similarly to previous guidance for operating leases. We do not currently have any ground leases with an initial term of 12 months or less. During the years ended December 31, 2025 and 2024, the cash paid for amounts included in the measurement of lease liabilities related to our operating leases was approximately $723,000 and $692,000, respectively, which is included as an operating cash outflow within the consolidated statement of cash flows and included in other operating expenses within the consolidated statements of income. As of December 31, 2025, our consolidated balance sheet includes right-of-use land assets, net, of approximately $11.4 million and ground lease liabilities, net, of approximately $11.4 million.

During 2025, a right-of-use asset and lease liability was recorded in connection with a ground lease for an MOB located in Palm Beach Gardens, Florida. During 2023, a right-of-use asset and lease liability was recorded in connection with a ground lease for an MOB located in Reno, Nevada.

Supplemental balance sheet information related to leases was as follows (in thousands):

December 31,
2025
Operating Leases
Right-of-use land assets, net-operating leases	$11,395

Ground lease liabilities, net	$11,398

Weighted Average remaining lease term, years
Operating leases	55.3
Weighted Average discount rate
Operating leases	6.25%

As of December 31, 2025, we are the lessee with various third parties, including subsidiaries of UHS, in connection with ground leases for land at fifteen of our consolidated properties. Total consolidated amounts expensed relating to the applicable leases in 2025, 2024 and 2023 was approximately $723,000, $692,000 and $666,000, respectively. The following table summarizes fixed, future minimum rental payments, excluding variable costs, which are discounted by our incremental borrowing rate to calculate the lease liabilities for our operating leases in which we are the lessee. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option. Maturities of lease liabilities are as follows (amounts in thousands):

Year ended December 31:

2026	$718
2027	737
2028	737
2029	737
2030	737
Later years	37,221
Total undiscounted lease payments	$40,887
Less imputed interest	29,489
Total	$11,398

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

Borrowings under the Credit Agreement will bear interest at a rate equal to, at our option, term SOFR plus .10% ("Adjusted Term SOFR") for either one, three, or six months or the Base Rate, plus in either case, a specified margin depending on our total leverage ratio, as determined by the formula set forth in the Credit Agreement. The applicable margin on revolving loans ranges from 1.10% to 1.35% for Adjusted Term SOFR loans and 0.10% to 0.35% for Base Rate loans. The applicable margin on term loans ranges from 1.20% to 1.65% for Adjusted Term SOFR loans and 0.20% to 0.65% for Base Rate loans. The Credit Agreement defines “Base Rate” as the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 1/2 of 1%, and (c) one month Adjusted Term SOFR plus 1%. The Trust will also pay a quarterly facility fee on the $300 million revolving loan commitment ranging from 0.15% to 0.35% (depending on the Trust’s total leverage ratio).

The margins over Adjusted Term SOFR, Base Rate and the facility fee are based upon our total leverage ratio. At each of December 31, 2025 and 2024, the applicable margin over the Adjusted Term SOFR rate for term loans was 1.35%, the Adjusted Term SOFR rate for revolving loans was 1.20%, the margin over the Base Rate for revolving loans was 0.20%, and the facility fee was 0.20%.

At December 31, 2025, we had $356.2 million of outstanding borrowings pursuant to the terms of our $425 million Credit Agreement and $68.8 million of available borrowing capacity. The carrying amount and fair value of borrowings outstanding pursuant to the Credit Agreement was $356.2 million at December 31, 2025. There are no compensating balance requirements. At December 31, 2024, we had $348.9 million of outstanding borrowings pursuant to the terms of our $425 million Credit Agreement and $76.1 million of available borrowing capacity.

The average amount outstanding under our Credit Agreement during the years ended December 31, 2025, 2024 and 2023 was $347.6 million, $336.9 million and $309.3 million, respectively, with corresponding effective interest rates of 5.0%, 5.1% and 4.8%, respectively, including commitment fees and interest rate swaps.

In our consolidated statements of cash flows, we report cash flows pursuant to our Credit Agreement on a net basis. Aggregate borrowings under our Credit Agreement were $60.0 million, $78.3 million and $78.4 million during the years ended December 31, 2025, 2024 and 2023, respectively, and aggregate repayments were $52.7 million, $56.0 million and $49.9 million during the years ended December 31, 2025, 2024 and 2023, respectively.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts then outstanding under the Credit Agreement. We were in compliance with all of the covenants in the Credit Agreement at each of December 31, 2025 and 2024. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios at December 31, 2025 and 2024, giving effect to the covenants contained in the Credit Agreements in effect on the respective dates (dollar amounts in thousands):

		December 31, 2025	December 31, 2024
Tangible net worth	>= $125,000	$146,744	172,216
Total leverage	< =60%	43.6%	44.4%
Secured leverage	< =30%	2.3%	2.4%
Unencumbered leverage	< =60%	45.4%	45.9%
Fixed charge coverage	>=1.50x	3.3x	3.2x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us and are not cross-collateralized, included on our consolidated balance sheet as of December 31, 2025 and 2024 (amounts in thousands):

	As of 12/31/2025			As of 12/31/2024
Facility Name	Interest Rate	Maturity Date	Outstanding Balance (in thousands)(a.)	Outstanding Balance (in thousands)
Tuscan Professional Building fixed rate mortgage loan (b.)	5.56%	June, 2025	$-	$363
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	3.95%	January, 2030	7,350	7,646
Rosenberg Children's Medical Plaza fixed rate mortgage loan	4.42%	September, 2033	11,222	11,503
Total, excluding net debt premium and net financing fees			18,572	19,512
Less net financing fees			(137)	(163)
Total mortgage notes payable, non-recourse to us, net			$18,435	$19,349

(a.)
All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)
This fixed rate mortgage loan was fully repaid on May 20, 2025.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of December 31, 2025 had a combined carrying value of approximately $18.6 million and a combined fair value of approximately $17.5 million. At December 31, 2024, the mortgages outstanding had a combined carrying value of approximately $19.5 million and a combined fair value of approximately $17.7 million.

The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosure in connection with debt instruments. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

As of December 31, 2025, our aggregate consolidated scheduled debt repayments (including mortgages) are as follows (amounts in thousands):

2026	$600
2027	626
2028 (a.)	356,853
2029	680
2030	6,393
Later	9,620
Total	$374,772
(a.)
Includes assumed repayment of $356.2 million of outstanding borrowings under the terms of our $425 million revolving credit agreement scheduled to mature in September, 2028.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At December 31, 2025, the fair value of our interest rate swaps was a net asset of $1.6 million which is included in deferred charges and other assets on the accompanying consolidated balance sheet. During the twelve months of 2025, we received approximately $3.0 million from the counterparties, adjusted for the previous quarter's accrual, pursuant to the terms of the swaps. During the twelve months of 2024, we received approximately $5.7 million from the counterparties (approximately $2.5 million of which relates to the two swaps that expired on September 16, 2024), adjusted for the previous quarter's accrual, pursuant to the terms of the swaps. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity. Amounts are reclassified from AOCI to the income statement in the period or periods the hedged transaction affects earnings. We do not expect any gains or losses on our interest rate swaps to be reclassified to earnings in the next twelve months.

(6) DIVIDENDS AND EQUITY ISSUANCE PROGRAM

Dividends:

During each of the last three years, dividends were declared and paid by us as follows:

•
2025: $2.96 per share of which $1.92 per share was ordinary income and $1.04 per share was non-dividend distributions.
•
2024: $2.92 per share of which $1.98 per share was ordinary income and $.94 per share was non-dividend distributions.
•
2023: $2.88 per share of which $1.73 per share was ordinary income and $1.15 per share was non-dividend distributions.

(7) INCENTIVE PLANS

During 2007, our Board of Trustees and shareholders approved the Universal Health Realty Income Trust 2007 Restricted Stock Plan which was amended and restated in 2024, 2020 and 2016 (the “2007 Plan”). An aggregate of 275,000 shares (as amended in 2024) were authorized for issuance under this plan and a total of 203,618 shares, net of cancellations, have been issued pursuant to the terms of this plan, 161,699 of which have vested as of December 31, 2025. At December 31, 2025 there are 71,382 shares remaining for issuance under the terms of the 2007 Plan.

During 2025, there were 20,980 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees, officers and other personnel of the Trust pursuant to the 2007 Plan at a weighted average grant price of $40.18 per share (approximately $843,000 in the aggregate). These restricted shares are scheduled to vest in June of 2027, (the second anniversary date of the grant date). Pursuant to the restricted shares issued during 2025, dividends on unvested stock will be deferred and accumulated prior to the vesting of the shares and paid, in either cash and/or stock, in the aggregate on the vesting date on the shares that ultimately vest.

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

We expense the grant-date fair value restricted stock awards under the straight-line method over the stated vesting period of the award. In connection with these grants, we recorded compensation expense of $936,000 in 2025, $853,000 in 2024 and $780,000 in 2023. The remaining expense associated with these grants is approximately $727,000 and will be recorded over the remaining weighted average vesting period for outstanding restricted Shares of Beneficial Interest of approximately 1.2 years at December 31, 2025.

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

At December 31, 2025, we have non-controlling equity investments or commitments in four jointly-owned LLCs/LPs which own MOBs. As of December 31, 2025, we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities which we are the primary beneficiary nor do we have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash funding is typically advanced as equity or member loans. These entities maintain property insurance on the properties.

The following property table represents the four LLCs or LPs in which we own a non-controlling interest and were accounted for under the equity method as of December 31, 2025:

Name of LLC/LP	Ownership	Property Owned by LLC/LP
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)(b.)	74%	Mid Coast Hospital MOB
FTX MOB Phase II	95%	Forney Medical Plaza II
Grayson Properties II (c.)	95%	Texoma Medical Plaza II
(a.)
This LLC has a third-party term loan of $7.9 million, which is non-recourse to us, outstanding as of December 31, 2025.
(b.)
We are the lessee with a third party on a ground lease for land.
(c.)
This LP constructed, owns and operates the Texoma Medical Plaza II which is located in Denison, Texas, on the campus of a hospital owned and operated by a wholly-owned subsidiary of UHS. We have committed to invest up to $10.1 million in equity and debt financing, of which $7.5 million, net, has been funded as of December 31, 2025. As discussed below, this LP had a $6.8 million third-party construction loan that was fully repaid in May, 2025.

Below are the combined statements of income for the four LLCs/LPs accounted for under the equity method at December 31, 2025, 2024 and 2023.

	For the Year Ended December 31,
	2025	2024	2023
	(amounts in thousands)
Revenues	$8,902	$8,707	$8,505
Operating expenses	3,493	3,614	3,351
Depreciation and amortization	1,848	1,886	1,873
Interest, net	368	584	825
Net income	$3,193	$2,623	$2,456
Our share of net income	$1,696	$1,279	$1,207

Below are the combined balance sheets for the four LLCs/LPs that were accounted for under the equity method as of December 31, 2025 and 2024:

	December 31,
	2025	2024
	(amounts in thousands)
Net property, including construction in progress	$26,175	$27,119
Other assets (a.)	6,206	4,678
Total assets	$32,381	$31,797

Other liabilities (a.)	$3,168	$2,405
Mortgage notes payable, non-recourse to us	7,884	15,047
Equity	21,329	14,345
Total liabilities and equity	$32,381	$31,797

Investments in LLCs before amounts included in accrued expenses and other liabilities	20,125	13,948
Amounts included in accrued expenses and other liabilities	(1,828)	(1,770)
Our share of equity in LLCs, net	$18,297	$12,178
(a.)
Other assets and other liabilities as of December 31, 2025 and 2024, include approximately $646,000 and $649,000, respectively, of right-of-use land assets and right-of-use land liabilities related to ground leases whereby the LLC/LP is the lessee, with third parties, including subsidiaries of UHS.

As of December 31, 2025, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

2026	$297
2027	306
2028	314
2029	324
2030	6,643
2031 and thereafter	—
Total	$7,884

	Mortgage Loan Balance (a.)
Name of LLC/LP	12/31/2025	12/31/2024	Maturity Date
Brunswick Associates (2.80% fixed rate mortgage loan)	$7,884	$8,173	December, 2030
Grayson Properties II (3.70% fixed rate construction loan) (b.)	—	6,874	Repaid in May, 2025
	$7,884	$15,047
(a.)
All mortgage loans require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(b.)
This third-party construction loan had a remaining balance of $6.8 million as of May, 2025, at which time it was fully repaid. Our $6.5 million pro rata share of the loan repayment, as well as the third-party partner's pro rata net share of $327,000, were funded utilizing borrowings from our Credit Agreement. The third-party partner's net share was funded with a loan from us which was repaid in full, with interest, in December, 2025.

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

The following table presents information on our reported segment revenue and segment expenses that are included within our single reportable operating segment measure of profit or loss:

	Year ended December 31,
	2025	2024	2023
Revenue:
Revenues from facilities	$93,517	$93,292	$89,762
Interest income on financing leases - UHS facilities	5,395	5,432	5,458
All other revenues	278	287	355
Total revenue	$99,190	$99,011	$95,575

Expenses:
Depreciation and amortization	(28,859)	(27,421)	(27,733)
Advisory fees to UHS	(5,595)	(5,481)	(5,323)
Other operating expenses (a.)	(29,973)	(29,313)	(31,170)
Equity in income of unconsolidated LLCs	1,696	1,279	1,207
Loss on divestiture of real estate assets	-	-	(232)
Interest expense, net	(18,850)	(18,841)	(16,924)
Consolidated net income	$17,609	$19,234	$15,400

(a)
Property operating expenses are primarily made up of property tax, utilities, maintenance, insurance, and other costs related to the leasing of our real estate properties. Our CODM is not provided with further disaggregation and uses total other operating expenses to manage the business.

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation — December 31, 2025

(amounts in thousands)

					Gross amount at					Date of
					which carried					Completion of
	Initial Cost				at end of period				Accumulated	Construction,
Description	Encumbrance (c.)	Land	Building & Improv.	Adjustments to Basis (a.)	Land	Building & Improvements	CIP	Total	Depreciation as of Dec. 31, 2025	Acquisition or Significant improvement	Date Acquired	Average Depreciable Life
McAllen Medical Center McAllen, Texas	—	$4,720	$31,442	$10,189	$6,281	$40,070		$46,351	$34,782	1994	1986	42 Years
Wellington Regional Medical Center West Palm Beach, Florida	—	1,190	14,652	17,370	1,663	31,549		33,212	25,903	2006	1986	42 Years
Evansville Facility Evansville, Indiana	—	500	6,945	1,062	500	8,007		8,507	7,303	1993	1989	40 Years
4058 W. Melrose Facility Central Chicago, Illinois	—	158	6,404	(6,404)	158	—		158	—	1993	1986	25 Years
Family Doctor’s Medical Office Building Shreveport, Louisiana	—	54	1,526	549	54	2,075		2,129	1,469	1991	1995	45 Years
Professional Buildings at King’s Crossing Kingwood, Texas (d.)	—	439	1,837	(107)	439	1,730		2,169	941	1995	1995	45 Years
Chesterbrook Academy Audubon, Pennsylvania	—	307	996	—	307	996		1,303	657	1996	1996	45 Years
Chesterbrook Academy New Britain, Pennsylvania	—	250	744	—	250	744		994	491	1991	1996	45 Years
Chesterbrook Academy Uwchlan, Pennsylvania	—	180	815	—	180	815		995	537	1992	1996	45 Years
Chesterbrook Academy Newtown, Pennsylvania	—	195	749	—	195	749		944	494	1992	1996	45 Years
The Southern Crescent Center I (b.)	—	1,130	5,092	(1,231)	1,130	3,861		4,991	2,955	1994	1996	45 Years
Southern Crescent Center II (b.) Riverdale, Georgia	—	—	—	5,399	806	4,593		5,399	3,880	2000	1998	35 Years
Cypresswood Professional Center Spring, Texas (e.)	—	573	3,842	(1,278)	573	2,564		3,137	1,087	1997	1997	35 Years
701 South Tonopah Building Las Vegas, Nevada (f.)	—	—	1,579	68	—	1,647		1,647	1,647	1999	1999	25 Years
Danbury Medical Plaza Danbury, Connecticut	—	1,151	5,176	1,591	1,151	6,767		7,918	5,476	2000	2000	30 Years
Apache Junction Medical Plaza Apache Junction, AZ	—	240	3,590	2,002	240	5,592	4	5,836	3,221	2004	2004	30 Years
BRB Medical Office Building Kingwood, Texas	—	430	8,970	2,168	430	11,138		11,568	4,740	2010	2010	37 Years
Centennial Hills Medical Office Building Las Vegas, NV (f.)	—	—	19,890	4,397	—	24,287	650	24,937	11,926	2006	2006	34 Years
Desert Springs Medical Plaza Las Vegas, NV	—	1,200	9,560	2,963	1,200	12,523		13,723	7,232	1998	1998	30 Years
700 Shadow Lane & Goldring MOBs Las Vegas, NV	—	400	11,300	6,833	400	18,133	37	18,570	10,225	2003	2003	30 Years
Spring Valley Hospital MOB I Las Vegas, NV (f.)	—	—	9,500	2,808	—	12,308	28	12,336	6,135	2004	2004	35 Years
Spring Valley Hospital MOB II Las Vegas, NV (f.)	—	—	9,800	2,496	—	12,296	393	12,689	6,025	2006	2006	34 Years
Summerlin Hospital MOB I Las Vegas, NV	—	460	15,440	3,927	460	19,367	82	19,909	10,157	1999	1999	30 Years

					Gross amount at					Date of
					which carried					Completion of
	Initial Cost				at end of period				Accumulated	Construction,
Description	Encumbrance (c.)	Land	Building & Improv.	Adjustments to Basis (a.)	Land	Building & Improvements	CIP	Total	Depreciation as of Dec. 31, 2025	Acquisition or Significant improvement	Date Acquired	Average Depreciable Life
Summerlin Hospital MOB II Las Vegas, NV	—	370	16,830	3,855	370	20,685	181	21,236	10,713	2000	2000	30 Years
Summerlin Hospital MOB III Las Vegas, NV (f.)	—	—	14,900	3,631	—	18,531	66	18,597	7,990	2009	2009	36 Years
Emory at Dunwoody Building Dunwoody, GA	—	782	3,455	—	782	3,455		4,237	1,743	2011	2011	35 Years
Forney Medical Plaza Forney, TX	—	910	11,960	1,257	910	13,217	174	14,301	6,329	2011	2011	35 Years
Lake Pointe Medical Arts Building Rowlett, TX	—	1,100	9,000	1,314	1,100	10,314	20	11,434	4,697	2011	2011	35 Years
Tuscan Professional Building Irving, TX	—	1,100	12,525	3,881	1,100	16,406	1	17,507	7,669	2011	2011	35 Years
PeaceHealth Medical Clinic Bellingham, WA	—	1,900	24,910	921	1,900	25,831		27,731	11,403	2012	2012	35 Years
Northwest Texas Professional Office Tower Amarillo, TX (f.)	—	—	7,180	1,618	—	8,798		8,798	3,870	2012	2012	35 Years
Ward Eagle Office Village Farmington Hills, MI	—	220	3,220	177	220	3,397		3,617	1,469	2013	2013	35 Years
5004 Poole Road MOB Denison, TX	—	96	529	—	96	529		625	214	2013	2013	35 Years
Desert Valley Medical Center Phoenix, AZ	—	2,280	4,624	1,441	2,280	6,065	895	9,240	3,065	1996	1996	30 Years
Hanover Emergency Center Mechanicsville, VA	—	1,300	6,224	—	1,300	6,224		7,524	2,312	2014	2014	35 Years
Haas Medical Office Park Ottumwa, IA (g.)	—	—	3,571	103	—	3,674		3,674	1,287	2015	2015	35 Years
South Texas ER at Mission Mission, TX	—	1,441	4,696	—	1,441	4,696		6,137	1,690	2015	2015	35 Years
3811 E. Bell Phoenix, AZ	—	930	6,929	3,257	930	10,186	0	11,116	4,922	2010	2010	30 Years
The Northwest Medical Center at Sugar Creek Bentonville, AR	—	1,100	2,870	140	1,100	3,010		4,110	1,202	2014	2014	35 Years
Rosenberg Children’s Medical Plaza Phoenix, AZ (g.)	11,222	—	23,302	163	—	23,465	65	23,530	8,824	2001	2001	35 Years
Phoenix Children’s East Valley Care Center Phoenix, AZ	7,350	1,050	10,900	—	1,050	10,900		11,950	4,070	2006	2006	35 Years
Palmdale Medical Plaza Palmdale, CA (f.)	—	—	10,555	2,944	—	13,499	132	13,631	5,478	2008	2008	34 Years
Piedmont-Roswell Physician Center Sandy Springs, GA	—	2,338	2,128	—	2,338	2,128		4,466	969	2015	2015	30 Years
Piedmont-Vinings Physician Center Vinings, GA	—	1,348	2,418	—	1,348	2,418		3,766	1,065	2015	2015	30 Years
Santa Fe Professional Plaza Scottsdale, AZ	—	1,090	1,960	787	1,090	2,747		3,837	1,395	1999	1999	30 Years
Sierra San Antonio Medical Plaza Fontana, CA (g.)	—	—	11,538	3,881	—	15,419	4	15,423	6,138	2006	2006	30 Years
Vista Medical Terrace & Sparks MOB Sparks, NV (f.)	—	—	9,276	2,640	—	11,916	183	12,099	6,035	2008	2008	30 Years
South Texas ER at Weslaco Weslaco ,TX	—	1,749	4,879	—	1,749	4,879		6,628	1,762	2015	2015	35 Years
Chandler Corporate Center III Chandler, AZ	—	2,328	14,131	—	2,328	14,131		16,459	6,553	2016	2016	35 Years
Frederick Crestwood MOB Frederick, MD	—	2,265	18,731	—	2,265	18,731		20,996	6,728	2016	2016	35 Years
Madison Professional Office Building Madison, AL	—	2,296	6,411	140	2,296	6,551		8,847	2,505	2016	2016	35 Years
2704 North Tenaya Way MOB Las Vegas, NV	—	3,032	10,602	—	3,032	10,602		13,634	3,562	2016	2016	35 Years
Henderson Medical Plaza Henderson, NV (f.)	—	—	10,718	10,647	—	21,365	0	21,365	11,826	2017	2017	35 Years
Health Center at Hamburg Hamburg, PA	—	696	3,406	—	696	3,406		4,102	1,160	2017	2017	35 Years
Las Palmas Del Sol Emergency Center - West El Paso, TX	—	801	5,029	—	801	5,029		5,830	1,554	2017	2017	35 Years
Beaumont Medical Sleep Center Building Southfield, MI	—	254	2,968	—	254	2,968		3,222	906	2018	2018	35 Years
Clive Behavioral Health Clive, IA	—	1,330	33,954	—	1,330	33,954		35,284	7,097	2020	2019	35 Years

Bellin Health Family Medicine Center Escanaba, MI	—	605	3,906	—	605	3,906		4,511	967	2019	2019	35 Years
Sand Point Medical Properties Escanaba, MI	—	265	1,654	—	265	1,654		1,919	338	2020	2020	35 Years
Fire Mesa, LLC Las Vegas, NV		2,400	9,671		2,400	9,671		12,071	2,117	2021	2021	35 Years
Texoma Medical Plaza Denison, TX (f)(a)	—	—	19,771	1,287	—	21,058	148	21,206	8,629	2021	2021	39 Years
Sierra Medical Plaza I Reno, NV (f)	—	—	29,275		—	29,275	6	29,281	3,223	2023	2021	35 Years
Beaumont Heart & Vascular Center Dearborn, MI	—	537	4,434		537	4,434		4,971	754	2022	2022	35 Years
140 Thomas Johnson Drive Frederick, MD	—	1,197	5,635	49	1,197	5,684		6,881	845	2022	2022	35 Years
McAllen Doctor's Center McAllen, TX	—	1,343	4,440	816	1,343	5,256	0	6,599	624	2023	2023	35 Years
Palm Beach Gardens MOB Palm Beach Gardens, FL (f)	—	—	—	—	—	—	1,178	1,178	0	2026	2025	CIP
TOTALS (h.)	$18,572	$54,030	$564,964	$99,751	$56,870	$661,875	$4,247	$722,992	$312,982

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

c. Consists of outstanding balances as of December 31, 2025 on third-party debt that is non-recourse to us.

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

h. The aggregate cost for federal income tax purposes is $740 million (unaudited) with a net book value of $418 million (unaudited).

In addition to the real estate properties listed in the table above, as part of the December, 2021 asset purchase and sale agreement with UHS, as amended, and as discussed herein, a wholly-owned subsidiary of UHS purchased the real estate assets of the Inland Valley Campus of Southwest Healthcare System from us, and transferred the real estate assets of two wholly-owned subsidiaries of UHS (Aiken Regional Medical Center and Canyon Creek Behavioral Health). The real estate assets of Aiken Regional Medical Center and Canyon Creek Behavioral Health are recorded as a financing receivable from UHS on our Consolidated Balance Sheet at December 31, 2025. Please see Note 2 for additional disclosure.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO SCHEDULE III

DECEMBER 31, 2025

(amounts in thousands)

(1) RECONCILIATION OF REAL ESTATE PROPERTIES

The following table reconciles the Real Estate Properties from January 1, 2023 to December 31, 2025:

	2025	2024	2023
Balance at January 1,	$712,866	$706,244	$697,969
Additions (a.)	10,126	6,647	17,505
Acquisitions	—	—	5,783
Disposals/Divestitures (b.)	—	(25)	(15,013)
Balance at December 31,	$722,992	$712,866	$706,244

(2) RECONCILIATION OF ACCUMULATED DEPRECIATION

The following table reconciles the Accumulated Depreciation from January 1, 2023 to December 31, 2025:

	2025	2024	2023
Balance at January 1,	$286,932	$262,449	$248,772
Disposals/Divestitures (b.)	—	(25)	(10,882)
Depreciation expense	26,050	24,508	24,559
Balance at December 31,	$312,982	$286,932	$262,449

(a)
Included in the additions for 2024 and 2023 are approximately $855,000 and $7.5 million related to the construction of a new MOB, which was substantially completed in March, 2023, and is located on the campus of a UHS wholly-owned hospital that was completed and opened in April, 2022.
(b)
The 2024 year includes the disposal of $25,000 in fully depreciated furniture. The 2023 year includes the sale of the Corpus Christi facility, as well as the demolition of the building previously located on the now-vacant land in Chicago, Illinois.