Form 10-Q
period 2026-03-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2026-05-07
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Number of common shares of beneficial interest outstanding at April 30, 2026—13,875,598

UNIVERSAL HEALTH REALTY INCOME TRUST

This Quarterly Report on Form 10-Q is for the quarter ended March 31, 2026. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

As disclosed in this Quarterly Report, including in Note 2 to the condensed consolidated financial statements—Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions, a wholly-owned subsidiary of UHS (UHS of Delaware, Inc.) serves as our Advisor pursuant to the terms of an annually renewable Advisory Agreement dated December 24, 1986, and as amended and restated as of January 1, 2019. The Advisory Agreement expires on December 31 of each year, however, it is renewable by us, subject to a determination by our Trustees who are unaffiliated with UHS, that the Advisor’s performance has been satisfactory. The Advisory Agreement was renewed for 2026 with the same terms as the Advisory Agreement in place during 2025 and 2024. Our officers are all employees of UHS through its wholly-owned subsidiary, UHS of Delaware, Inc. In addition, five of our hospital facilities are leased to wholly-owned subsidiaries of UHS, one of our hospital facilities is leased to a joint venture between a wholly-owned subsidiary of UHS and a third party, and subsidiaries of UHS are tenants of nineteen medical/office buildings or free-standing emergency departments, that are either wholly or jointly-owned by us. Any reference to “UHS” or “UHS facilities” in this report is, except as the context otherwise requires, referring to Universal Health Services, Inc.’s subsidiaries, including UHS of Delaware, Inc.

In this Quarterly Report, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 95%. As of March 31, 2026, we had investments in four jointly-owned LLCs/LPs. We currently account for our share of the income/loss from these investments by the equity method (see Note 5 to the condensed consolidated financial statements - Summarized Financial Information of Equity Affiliates).

Part I. Financial Information

Item I. Financial Statements

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2026 and 2025

(amounts in thousands, except per share information)

(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenues:
Lease revenue - UHS facilities (a.)	$8,383	$8,327
Lease revenue - Non-related parties	14,202	14,326
Other revenue - UHS facilities	236	229
Other revenue - Non-related parties	366	314
Interest income on financing leases - UHS facilities	1,342	1,352
	24,529	24,548
Expenses:
Depreciation and amortization	6,954	6,845
Advisory fees to UHS	1,403	1,364
Other operating expenses	7,215	7,305
	15,572	15,514
Income before equity in income of unconsolidated limited liability companies ("LLCs") and interest expense	8,957	9,034
Equity in income of unconsolidated LLCs	514	412
Interest expense, net	(4,452)	(4,669)
Net income	$5,019	$4,777
Basic earnings per share	$0.36	$0.35
Diluted earnings per share	$0.36	$0.34

Weighted average number of shares outstanding - Basic	13,833	13,810
Weighted average number of shares outstanding - Diluted	13,875	13,851

(a.) Includes bonus rental on McAllen Medical Center, a UHS acute care hospital facility of $1,011 and $817 for the three-month periods ended March 31, 2026 and 2025, respectively.

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2026 and 2025

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net income	$5,019	$4,777
Other comprehensive loss:
Unrealized derivative gain/(loss) on cash flow hedges	508	(2,220)
Total other comprehensive loss:	508	(2,220)
Total comprehensive income	$5,527	$2,557

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(amounts in thousands, except share information)

(unaudited)

	March 31,	December 31,
	2026	2025
Assets:
Real Estate Investments:
Buildings and improvements and construction in progress	$671,519	$666,122
Accumulated depreciation	(319,269)	(312,982)
	352,250	353,140
Land	56,870	56,870
Net Real Estate Investments	409,120	410,010
Financing receivable from UHS	81,945	82,148
Net Real Estate Investments and Financing receivable	491,065	492,158
Investments in limited liability companies ("LLCs")	20,360	20,125
Other Assets:
Cash and cash equivalents	7,064	6,686
Lease and other receivables from UHS	7,382	7,530
Lease receivable - other	8,072	8,034
Intangible assets (net of accumulated amortization of $11.3 million and $10.9 million, respectively)	5,255	5,640
Right-of-use land assets, net	11,386	11,395
Deferred charges, notes receivable and other assets, net	13,179	13,339
Total Assets	$563,763	$564,907
Liabilities:
Line of credit borrowings	$359,500	$356,200
Mortgage notes payable, non-recourse to us, net	18,293	18,435
Accrued interest	664	910
Accrued expenses and other liabilities	13,841	13,785
Ground lease liabilities, net	11,399	11,398
Tenant reserves, deposits and deferred and prepaid rents	12,263	11,795
Total Liabilities	415,960	412,523
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2026 - 13,875,566; 2025 - 13,874,607	139	139
Capital in excess of par value	272,375	272,147
Cumulative net income and other	867,923	862,904
Cumulative dividends	(994,779)	(984,443)
Accumulated other comprehensive income	2,145	1,637
Total Equity	147,803	152,384
Total Liabilities and Equity	$563,763	$564,907

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended March 31, 2026

(amounts in thousands)

(unaudited)

	Common Shares		Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity
January 1, 2026	13,875	$139	$272,147	$862,904	$(984,443)	$1,637	$152,384
Shares of Beneficial Interest:
Issued		—	38	—	—	—	38
Restricted stock-based compensation expense	—	—	190	—	—	—	190
Dividends and dividend equivalents ($.745/share)	—	—	—	—	(10,336)	—	(10,336)
Comprehensive income:
Net income	—	—	—	5,019	—	—	5,019
Unrealized net gain on cash flow hedges	—	—	—	—	—	508	508
Subtotal - comprehensive income				5,019		508	5,527
March 31, 2026	13,875	$139	$272,375	$867,923	$(994,779)	$2,145	$147,803

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended March 31, 2025

(amounts in thousands)

(unaudited)

	Common Shares		Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity

January 1, 2025	13,851	$138	$271,092	$845,295	$(943,396)	$6,412	$179,541
Shares of Beneficial Interest:
Issued	—	—	35	—	—	—	35
Restricted stock-based compensation expense	—	—	213	—	—	—	213
Dividends and dividend equivalents ($.735/share)	—	—	—	—	(10,180)	—	(10,180)
Comprehensive income:
Net income	—	—	—	4,777	—	—	4,777
Unrealized net loss on cash flow hedges	—	—	—	—	—	(2,220)	(2,220)
Subtotal - comprehensive income				4,777		(2,220)	2,557
March 31, 2025	13,851	$138	$271,340	$850,072	$(953,576)	$4,192	$172,166

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$5,019	$4,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,954	6,845
Amortization related to above/below market leases, net	(43)	(43)
Amortization of deferred financing costs	192	193
Stock-based compensation expense	190	213
Changes in assets and liabilities:
Lease receivable	110	(73)
Accrued expenses and other liabilities	(984)	(88)
Tenant reserves, deposits and deferred and prepaid rents	468	307
Accrued interest	(246)	(35)
Leasing costs paid	(370)	(551)
Other, net	660	66
Net cash provided by operating activities	11,950	11,611
Cash flows from investing activities:
Investments in LLCs	(191)	(328)
Additions to real estate investments, net	(4,266)	(1,569)
Net cash used in investing activities	(4,457)	(1,897)
Cash flows from financing activities:
Net borrowings on the line of credit	3,300	600
Repayments of mortgage notes payable	(148)	(322)
Financing costs paid	-	—
Dividends paid	(10,305)	(10,150)
Issuance of shares of beneficial interest, net	38	35
Net cash used in financing activities	(7,115)	(9,837)
Increase/(decrease) in cash and cash equivalents	378	(123)
Cash and cash equivalents, beginning of period	6,686	7,097
Cash and cash equivalents, end of period	$7,064	$6,974
Supplemental disclosures of cash flow information:
Interest paid	$4,506	$4,516
Invoices accrued for construction and improvements	$2,942	$113

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the quarter ended March 31, 2026. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%. As of March 31, 2026, we had investments in four jointly-owned LLCs/LPs. We currently account for our share of the income/loss from these investments by the equity method (see Note 5).

The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the SEC and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, the notes thereto and accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2025.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes.

(2) Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions

Leases: We commenced operations in 1986 by purchasing certain properties from subsidiaries of UHS and immediately leasing the properties back to the respective subsidiaries. The base rentals and lease and renewal terms for each of the hospitals leased to subsidiaries of UHS as of March 31, 2026, are provided below. The base rents are paid monthly. The lease on McAllen Medical Center also provides for bonus rent which is paid quarterly based upon a computation that compares the hospital’s current quarter revenue to a corresponding quarter in the base year. The hospital leases with subsidiaries of UHS, with the exception of the lease on Clive Behavioral Health Hospital (which is operated by UHS in a joint venture with an unrelated third party), are unconditionally guaranteed by UHS and are cross-defaulted with one another. The lease for the Clive Behavioral Health is guaranteed on a several basis by UHS (52%) and Catholic Health Initiatives-Iowa (48%).

The combined revenues generated from the leases on the three acute care and three behavioral health care hospital facilities leased to subsidiaries of UHS, accounted for approximately 25% of our consolidated revenues during each of the three-month periods ended March 31, 2026 and 2025. In addition to the six UHS hospital facilities, we have nineteen properties consisting of medical/office buildings and FEDs that are either wholly or jointly-owned by us that include tenants which are subsidiaries of UHS (excluding the Miller Medical Plaza which is under construction). The aggregate revenues generated from UHS-related tenants comprised approximately 41% and 40% of our consolidated revenues during the three-month periods ended March 31, 2026 and 2025, respectively.

In December, 2021, we entered into an asset purchase and sale agreement, as amended, with UHS and certain of its affiliates. Pursuant to the terms of the transaction, in addition to $4.1 million in cash paid by us to UHS, a wholly-owned subsidiary of UHS purchased from us, the real estate assets of an acute care hospital located in California (at its fair market value) and two wholly-owned subsidiaries of UHS transferred to us (at their fair market values), the real estate assets of Aiken Regional Medical Center (“Aiken”), located in Aiken, South Carolina (which includes an acute care hospital and a behavioral health pavilion), and Canyon Creek Behavioral Health (“Canyon Creek”), located in Temple, Texas. As a result of UHS’ purchase option within the lease agreements of Aiken and Canyon Creek, the transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and the properties acquired by us in connection with the asset purchase and sale agreement with UHS were accounted for as financing arrangements. Pursuant to the leases, the aggregate annual rental rate during 2026 on the acquired properties, which is payable to us on a monthly basis, is approximately $6.2 million ($4.3 million related to Aiken and $1.9 million related to Canyon Creek). The portion of the lease payments that is included in our consolidated statements of income, and reflected as interest income on financing leases, was approximately $1.3 million and $1.4 million for the three months ended March 31, 2026 and 2025, respectively. There is no bonus rental component applicable to either of these leases. Our consolidated balance sheets as of March 31, 2026 and December 31, 2025 include financing receivables related to this transaction of $81.9 million and $82.1 million, respectively.

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

The table below details the existing lease terms and renewal options for each of the hospital leases that are related to UHS as of March 31, 2026, consisting of three acute care hospitals and three behavioral health hospitals:

Hospital Name	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	$5,485,000	December, 2026	5	(a)
Wellington Regional Medical Center	$6,975,000	December, 2026	5	(b)
Aiken Regional Medical Center/Aurora Pavilion Behavioral Health Services	$4,257,000	December, 2033	35	(c)
Canyon Creek Behavioral Health	$1,925,000	December, 2033	35	(c)
Clive Behavioral Health Hospital	$2,930,000	December, 2040	50	(d)

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

In October 2025, we entered into a ground lease with a wholly-owned subsidiary of UHS with the intent to develop, construct and own the real property of the Miller Medical Plaza, an 80,000 square foot MOB located in Palm Beach Gardens, Florida. Construction of this MOB, for which we have engaged a wholly-owned subsidiary of UHS to act as project manager, commenced in February, 2026, and is scheduled to be completed during the fourth quarter of 2026. The cost of the MOB is estimated to be approximately $34 million. This MOB will be located on the campus of the Alan B. Miller Medical Center, a newly constructed acute care hospital owned and operated by a wholly-owned subsidiary of UHS, which is scheduled to be completed and opened during the second quarter of 2026. A wholly-owned subsidiary of UHS has executed a 10-year master flex lease agreement, which commences when building is completed and is subject to reduction based on the execution of third-party leases, for approximately 75% of the rentable square feet of the MOB.

As of March 31, 2026 we are the lessee on fourteen ground leases with subsidiaries of UHS (for consolidated and unconsolidated investments). The remaining lease terms on the ground leases with subsidiaries of UHS range from approximately 23 years to approximately 75 years. The annual aggregate lease payments on these properties are approximately $589,000 for the year ended 2026 and $603,000 for each of the years ended 2027 through 2030, and an aggregate of $32.8 million thereafter. See Note 7 for additional lease accounting disclosure.

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of March 31, 2026 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock or restricted stock units. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time compensation awards in the form of restricted stock, and/or cash bonuses.

Advisory Agreement: UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an advisory agreement dated December 24, 1986, and as amended and restated as of January 1, 2019 (the “Advisory Agreement”). Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory. The Advisory Agreement was renewed for 2026 with the same terms as the Advisory Agreement in place during 2025 and 2024.

Our advisory fee was computed at 0.70% of our average invested real estate assets, as derived from our condensed consolidated balance sheets. Based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the advisory fee computation remained unchanged for 2026 as compared to 2025 and 2024. The average real estate assets for advisory fee calculation purposes exclude certain items from our condensed consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, lease receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Advisory fees incurred and paid (or payable) to UHS amounted to approximately $1.4 million for each of the three-month periods ended March 31, 2026 and 2025, respectively, and were based upon average invested real estate assets of $802 million and $779 million, respectively.

Share Ownership: As of March 31, 2026 and December 31, 2025, UHS owned 5.7% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the Securities and Exchange Commission ("SEC") and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from the UHS-related tenants comprised approximately 41% and 40% of our consolidated revenues during the three-month periods ended March 31, 2026 and 2025, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends and Equity Issuance Program

Dividends and dividend equivalents:

We declared and paid dividends of approximately $10.3 million, or $.745 per share, during the first quarter of 2026 and approximately $10.2 million, or $.735 per share, during the first quarter of 2025. Dividend equivalents, which are applicable to shares of unvested restricted stock, were accrued during the first three months of 2026 and 2025 and were or will be paid upon vesting of the restricted stock.

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

No shares were issued under the Form S-3 since the effective date of April 30, 2024 through March 31, 2026. As of March 31, 2026, we have paid or incurred approximately $291,000 in various fees and expenses related to the Form S-3. The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors. We make no assurance regarding when, or if, we will issue any securities under this registration statement.

(4) Acquisitions, Divestitures and New Construction

In October 2025, we entered into a ground lease with a wholly-owned subsidiary of UHS with the intent to develop, construct and own the real property of the Miller Medical Plaza, an 80,000 square foot MOB located in Palm Beach Gardens, Florida. Construction of this MOB, for which we have engaged a wholly-owned subsidiary of UHS to act as project manager, commenced in February, 2026, and is scheduled to be completed during the fourth quarter of 2026. The cost of the MOB is estimated to be approximately $34 million. This MOB will be located on the campus of the Alan B. Miller Medical Center, a newly constructed acute care hospital owned and operated by a wholly-owned subsidiary of UHS, which is scheduled to be completed and opened during the second quarter of 2026. A wholly-owned subsidiary of UHS has executed a 10-year master flex lease agreement, which commences when building is completed and is subject to reduction based on the execution of third-party leases, for approximately 75% of the rentable square feet of the MOB.

There were no acquisitions or divestitures during the three-month periods ended March 31, 2026 and 2025.

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

At March 31, 2026, we have non-controlling equity investments or commitments in four jointly-owned LLCs/LPs which own MOBs. As of March 31, 2026 we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities which we are the primary beneficiary nor do we have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash funding is typically advanced as equity or member loans. These entities maintain property insurance on the properties.

The following property table represents the four LLCs/LPs in which we owned a non-controlling interest and were accounted for under the equity method as of March 31, 2026:

Name of LLC/LP	Ownership	Property Owned by LLC/LP
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)(b.)	74%	Mid Coast Hospital MOB
FTX MOB Phase II	95%	Forney Medical Plaza II
Grayson Properties II (c.)	95%	Texoma Medical Plaza II
(a.)
This LLC has a third-party term loan of $7.8 million, which is non-recourse to us, outstanding as of March 31, 2026.
(b.)
We are the lessee with a third party on a ground lease for land.
(c.)
This LP constructed, owns and operates the Texoma Medical Plaza II which is located in Denison, Texas, on the campus of a hospital owned and operated by a wholly-owned subsidiary of UHS. We have committed to invest up to $10.1 million in equity and debt financing, of which $7.4 million, net, has been funded as of March 31, 2026.

Below are the condensed combined statements of income (unaudited) for the four LLCs/LPs accounted for under the equity method at March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(amounts in thousands)
Revenues	$2,248	$2,302
Operating expenses	871	886
Depreciation and amortization	424	472
Interest, net	58	137
Net income	$895	$807
Our share of net income	$514	$412

Below are the condensed combined balance sheets (unaudited) for the four above-mentioned LLCs/LPs that were accounted for under the equity method as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(amounts in thousands)
Net property, including construction in progress	$25,921	$26,175
Other assets (a.)	6,200	6,206
Total assets	$32,121	$32,381

Other liabilities (a.)	$2,662	$3,168
Mortgage notes payable, non-recourse to us	7,810	7,884
Equity	21,649	21,329
Total liabilities and equity	$32,121	$32,381

Investments in and advances to LLCs before amounts included in
accrued expenses and other liabilities	$20,360	$20,125
Amounts included in accrued expenses and other liabilities	(1,804)	(1,828)
Our share of equity in LLCs, net	$18,556	$18,297

(a.)
Other assets and other liabilities as of March 31, 2026 and December 31, 2025 include approximately $645,000 and $646,000, respectively, of right-of-use land assets and right-of-use land liabilities related to ground leases whereby the LLC/LP is the lessee, with third party lessors, including subsidiaries of UHS.

As of March 31, 2026, and December 31, 2025, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs/LPs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

	Mortgage Loan Balance (a.)
Name of LLC/LP	3/31/2026	12/31/2025	Maturity Date
Brunswick Associates (2.80% fixed rate mortgage loan)	$7,810	$7,884	December, 2030
	$7,810	$7,884
(a.)
Mortgage loan requires monthly principal payments through maturity and includes a balloon principal payment upon maturity.

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

(7) Lease Accounting

As Lessor:

We lease most of our operating properties to customers under agreements that are typically classified as operating leases (two of our leases are accounted for as financing arrangements as discussed in Note 2-Relationship with Universal Health Services, Inc. and Related Party Transactions). We recognize the total minimum lease payments provided for under the operating leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses, including common area maintenance, real estate taxes and insurance are recovered from our tenants. We record amounts reimbursed by tenants in the period that the applicable expenses are incurred, which is generally ratably throughout the term of the lease. We have elected the package of practical expedients that allows lessors to not separate lease and non-lease components by class of underlying asset. This practical expedient allowed us to not separate expenses reimbursed by our tenants (“tenant reimbursements”) from the associated rental revenue if certain criteria were met. We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated tenant reimbursements are the same, and for the leases that qualify as operating leases, we accounted for and presented rental revenue and tenant reimbursements as a single component under Lease revenue in our consolidated statements of income for the three months ended March 31, 2026 and 2025.

The components of the “Lease revenue – UHS facilities” and “Lease revenue – Non-related parties” captions for the three month periods ended March 31, 2026 and 2025 are disaggregated below (in thousands). Base rents are primarily stated rent amounts provided for under the leases that are recognized on a straight-line basis over the term of the lease. Bonus rents and tenant reimbursements represent amounts where tenants are contractually obligated to pay an amount that is variable in nature.

	Three Months Ended
	March 31,
	2026	2025
UHS facilities:
Base rents	$6,631	$6,685
Bonus rents (a.)	1,011	817
Tenant reimbursements	741	825
Lease revenue - UHS facilities	$8,383	$8,327

Non-related parties:
Base rents	$11,171	$11,184
Tenant reimbursements	3,031	3,142
Lease revenue - Non-related parties	$14,202	$14,326

(a.) Consists of bonus rental earned in connection with McAllen Medical Center, a UHS acute care hospital facility.

As Lessee:

We are the lessee with various third parties, including subsidiaries of UHS, in connection with ground leases for land at 16 of our consolidated properties as of March 31, 2026. Our right-of-use land assets represent our right to use the land for the lease term and our lease liabilities represent our obligation to make lease payments arising from the leases. Right-of-use assets and lease liabilities were recognized upon adoption of Topic 842 based on the present value of lease payments over the lease term. We utilized our estimated incremental borrowing rate, which was derived from information available as of January 1, 2019, or the commencement date of the ground lease, whichever is later, in determining the present value of lease payments for active leases on that date. A right-of-use asset and lease liability are not recognized for leases with an initial term of 12 months or less, as these short-term leases are accounted for similarly to previous guidance for operating leases. We do not currently have any ground leases with an initial term of 12 months or less. As of March 31, 2026, our condensed consolidated balance sheet includes right-of-use land assets of approximately $11.4 million and ground lease liabilities of approximately $11.4 million.

Disclosures Related to Certain Hospital Facilities:

Chicago, Illinois - Land: Demolition of the former hospital was completed during 2023.

Evansville, Indiana - Specialty Facility: The facility has been vacant since 2019.

The aggregate operating expenses incurred by us in connection with these properties were $144,000 for the three-month period ended March 31, 2026 and $170,000 for the three-month period ended March 31, 2025.

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

On April 21, 2026, we entered into the First Amendment ("First Amendment") to the Second Amended and Restated Credit Agreement, among the Trust as borrower, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent ("Credit Agreement"). Pursuant to the terms of the First Amendment, among other things, the borrowing capacity was increased to $475 million (from $425 million previously) and the minimum tangible net worth requirement was changed to $100 million (from $125 million previously). The maturity date, which was unchanged, is September 30, 2028, and we have the option to extend the maturity date for two additional six-month periods.

The Credit Agreement, as amended by the First Amendment, is comprised of $175 million of non-amortizing term loans and a $300 million revolving loan commitment which includes a $40 million sublimit for letters of credit, and a $30 million sublimit for swingline/short-term loans. Under the terms of the Credit Agreement, we may request that the revolving line of credit and/or the Term Loan be increased by up to an additional aggregate amount of $50 million. Borrowings under the Credit Agreement are guaranteed by certain subsidiaries of the Trust. In addition, borrowings are secured by first priority security interests in and liens on all equity interests in most of the Trust’s wholly-owned subsidiaries.

Borrowings under the Credit Agreement will bear interest at a rate equal to, at our option, term SOFR for either one, three, or six months or the Base Rate, plus in either case, a specified margin depending on our total leverage ratio, as determined by the formula set forth in the Credit Agreement. The applicable margin on revolving loans range from 1.10% to 1.35% for Adjusted Term SOFR loans and 0.10% to 0.35% for Base Rate loans. The applicable margin on term loans range from 1.20% to 1.65% for Adjusted Term SOFR loans and 0.20% to 0.65% for Base Rate loans. The Credit Agreement defines “Base Rate” as the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 1/2 of 1%, and (c) one month Adjusted Term SOFR plus 1%. The Trust will also pay a quarterly facility fee on the $300 million revolving loan commitment ranging from 0.15% to 0.35% (depending on the Trust’s total leverage ratio).

The margins over Adjusted Term SOFR, Base Rate and the facility fee are based upon our total leverage ratio. At March 31, 2026, the applicable margin over the Adjusted Term SOFR rate for revolving loans was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%. At March 31, 2025, the applicable margin over the Adjusted Term SOFR rate for term loans was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%.

At March 31, 2026, we had $359.5 million of outstanding borrowings pursuant to the terms of our Credit Agreement. At December 31, 2025, we had $356.2 million of outstanding borrowings pursuant to the terms of our Credit Agreement, and $68.8 million of available borrowing capacity. There are no compensating balance requirements.

The Credit Agreement is structured to allow the Trust to select a one, three or six-month borrowing term for all borrowings on the Term Loan and revolving line of credit, which can be renewed through the commitment period that matures on September 30, 2028. In our consolidated statements of cash flows, we report cash flows pursuant to our Credit Agreement on a net basis, as all borrowings under the Credit Agreement have a term of less than three months as of March 31, 2026 and 2025. Aggregate borrowings under our Credit Agreement were $14.8 million and $13.0 million during the quarters ended March 31, 2026 and 2025, respectively, and aggregate repayments were $11.5 million and $12.4 million during the quarters ended March 31, 2026 and 2025, respectively.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts then outstanding under the Credit Agreement. We were in compliance with all of the covenants in the Credit Agreement at each of March 31, 2026 and December 31, 2025. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	March 31, 2026	December 31, 2025
Tangible net worth (a)	>= $125,000	$142,548	$146,744
Total leverage	< =60%	43.7%	43.6%
Secured leverage	< =30%	2.2%	2.3%
Unencumbered leverage	< =60%	45.5%	45.4%
Fixed charge coverage	>=1.50x	3.4x	3.3x

(a) As discussed above, in April, 2026, the minimum tangible net worth requirement was changed to $100 million pursuant to the terms of the First Amendment.

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of March 31, 2026 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	$7,274	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	11,150	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	18,424
Less net financing fees	(131)
Total mortgages notes payable, non-recourse to us, net	$18,293

(a.)
All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.

In May, 2025, a fixed rate mortgage loan on Tuscan Professional Building, with a remaining balance of $122,000 as of that date, was fully repaid upon its scheduled maturity date.

At March 31, 2026 and December 31, 2025, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of March 31, 2026, had a combined carrying value of approximately $18.4 million and a combined fair value of approximately $17.4 million. The mortgages outstanding as of December 31, 2025, had a combined carrying value of approximately $18.6 million and a combined fair value of approximately $17.5 million.

The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosure in connection with debt instruments. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Financial Instruments:

In October, 2024, we entered into an interest rate swap agreement on a total notional amount of $85 million with a fixed interest rate of 3.2725% that we designated as a cash flow hedge. The interest rate swap became effective on October 2, 2024 and is scheduled to mature on September 30, 2028. If one-month term SOFR is above 3.2725%, the counterparty pays us, and if one-month term SOFR is less than 3.2725%, we pay the counterparty, the difference between the fixed rate of 3.2725% and one-month term SOFR. This interest rate swap was entered into in replacement of two interest rate swap agreements, on an aggregate total notional amount of $85 million, that expired on September 16, 2024.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At March 31, 2026, the fair value of our interest rate swaps was a net asset of $2.1 million which is included in deferred charges and other assets on the accompanying condensed consolidated balance sheet. During the first quarter of 2026, we received approximately $509,000, net, from the counterparties, adjusted for the previous quarter accrual, pursuant to the terms of the swaps (consisting of $525,000 due to us from the counterparties, partially offset by $16,000 due to the counterparties from us). During the first quarter of 2025, we received approximately $773,000 from the counterparties, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity. Amounts are reclassified from AOCI to the income statement in the period or periods the hedged transaction affects earnings. We do not expect any gains or losses on our interest rate swaps to be reclassified to earnings in the next twelve months.

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

The accounting policies of our portfolio are the same as those described in the summary of significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2025. The CODM measures and assesses financial performance generated from each property primarily based upon consolidated net income and decides how to allocate resources. Consolidated net income is also used to monitor budget versus actual results in assessing the performance of our properties. The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM does not regularly review total assets for our single reportable segment, since total assets are generally not used to assess operating performance.

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

The following table presents information on our reported segment revenue and segment expenses that are included within our single reportable operating segment measure of profit or loss:

	Three Months Ended March 31,
	2026	2025
Revenue:
Revenues from facilities	$23,117	$23,123
Interest income on financing leases - UHS facilities	1,342	1,352
All other revenues	70	73
Total revenue	$24,529	$24,548

Expenses:
Depreciation and amortization	$(6,954)	$(6,845)
Advisory fees to UHS	(1,403)	(1,364)
Other operating expenses (a.)	(7,215)	(7,305)
Equity in income of unconsolidated LLCs	514	412
Interest expense, net	(4,452)	(4,669)
Consolidated net income	$5,019	$4,777

(a.) Property operating expenses are primarily made up of property tax, utilities, maintenance, insurance and other costs related to the leasing of our real estate properties. Our CODM is not provided with further disaggregation and uses total operating expenses to manage the business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to promote an understanding of our operating results and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying Notes to the Condensed Consolidated Financial Statements, as included in this Quarterly Report on Form 10-Q. The MD&A contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented below in Forward-Looking Statements and Certain Risk Factors and in Item 1A. Risk Factors as included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human-service related facilities currently including acute care hospitals, behavioral health care hospitals, specialty facilities, free-standing emergency departments, childcare centers and medical/office buildings. As of March 31, 2026, we have seventy-seven real estate investments or commitments in twenty-one states consisting of:

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

Forward Looking Statements and Certain Risk Factors

You should carefully review all of the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. This Quarterly Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, or the negative of those words and expressions, as well as statements in future tense, identify forward-looking statements. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks described elsewhere herein and in our Annual Report on Form 10-K for the year ended December 31, 2025 in Item 1A Risk Factors and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements and Risk Factors and in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements and Certain Risk Factors, as included herein. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events and is subject to risks and uncertainties that are difficult to predict and many of which are outside of our control. Many factors could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•
A substantial portion of our revenues are dependent upon one operator, UHS, which comprised approximately 41% and 40% of our consolidated revenues during the three-month periods ended March 31, 2026, and 2025, respectively. We cannot assure you that subsidiaries of UHS will renew the leases on the hospital facilities and free-standing emergency departments, upon the scheduled expirations of the existing lease terms. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital facilities and FEDs, and do not enter into a substitution arrangement upon expiration of the lease terms or otherwise, our future revenues and results of operations could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to these leases.
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
•
Legislation adopted on July 4, 2025 (the One Big Beautiful Bill Act), attaches work and community service requirements to eligibility for Medicaid benefits that will have the effect of limiting Medicaid enrollment and expenditure. That legislation also places limits on provider fees used to increase federal Medicaid funding to states. The legislation prohibits states not previously having expanded Medicaid eligibility to 138% of federal poverty level from increasing the rate of current provider fees which fund certain state supplemental payments or increasing the base of the fee to a class or items of services that the fee did not previously cover. That current provider fee threshold will remain at 6%. For states having expanded Medicaid eligibility under the legislation, the provider fee threshold will be reduced by 0.5% annually between federal fiscal years 2028 and 2032 with the resulting threshold ultimately becoming 3.5%. The legislation also eliminates certain insurance exchange premium tax credits beyond 2025 and exchange enrollment is expected to be adversely impacted. On January 8, 2026, the U.S. House of Representatives passed H.R.1834 to extend for three years the enhanced premium tax credits ("EPTCs") that expired on December 31, 2025. As of early May 2026, no legislation extending the EPTCs has been enacted, and there can be no assurance regarding the timing or outcome of future legislative action. We cannot predict whether these subsidies will ultimately be adopted in federal fiscal year 2026. All of these factors may be expected to reduce the revenues of the operators of our properties and likely increase the level of uncompensated care provided by the operators of our hospital facilities, including UHS. As a result, our results of operations may be unfavorably impacted.
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
•
The outcome and effects of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, UHS or the other operators of our facilities. From time to time, UHS and its subsidiaries are subject to legal actions, purported shareholder class actions, shareholder derivative cases, governmental investigations and regulatory actions and the effects of adverse publicity relating to such matters. Since UHS comprised approximately 41% of our consolidated revenues during the three-month period ended March 31, 2026, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-Q and 10-K, as publicly filed with the Securities and Exchange Commission. Those filings are the sole responsibility of UHS and are not incorporated by reference herein.
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
•
As of early May 2026, Congress has enacted appropriations legislation funding most federal agencies for fiscal year 2026, following a lapse in appropriations affecting certain Department of Homeland Security operations that began on February 14, 2026 and was resolved on April 30, 2026. Federal budget delays and federal government shutdowns are unpredictable and may occur in the future. We cannot predict whether or not there will be future appropriations legislation avoiding a federal government shutdown, however, the operating results and results of operations of certain of our tenants, and therefore potentially ours, could be materially unfavorably impacted by the federal government shutdown.
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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies or estimates from those disclosed in our 2025 Annual Report on Form 10-K.

Results of Operations

During the three-month period ended March 31, 2026, net income was $5.0 million, as compared to $4.8 million during the first quarter of 2025. Our net income during the first quarter of 2026, as compared to the first quarter of 2025, included the following:

•
an increase of $217,000 resulting from a decrease in interest expense due primarily to a decrease in our average effective borrowing rate (which gives effect to various interest rate swap agreements), and;
•
a net aggregate increase of $25,000 resulting from increased income generated at various properties.

Revenues decreased slightly amounting to $24.5 million during each of the three-month periods ended March 31, 2026 and 2025.

Our other operating expenses include expenses related to the consolidated MOBs as well as the vacant land and the vacant specialty facility (as discussed herein). Other operating expenses incurred in connection with these properties totaled $6.3 million during the first quarter of 2026 and $6.4 million during the first quarter of 2025. A large portion of the expenses associated with our MOBs are passed on directly to the tenants either directly as tenant reimbursements of common area maintenance expenses or included in base rental amounts. Tenant reimbursements for operating expenses are accrued as revenue in the same period during which the related expenses are incurred and are included as lease revenue in our condensed consolidated statements of income.

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

Below is a reconciliation of our reported net income to FFO for the three-month periods ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income	$5,019	$4,777
Depreciation and amortization expense on consolidated investments	6,954	6,845
Depreciation and amortization expense on unconsolidated affiliates	293	308
Funds From Operations	$12,266	$11,930
Weighted average number of shares outstanding - Diluted	13,875	13,851
Funds From Operations per diluted share	$0.88	$0.86

Our FFO increased by $336,000 to $12.3 million during the first quarter of 2026, as compared to $11.9 million during the first quarter of 2025. The net increase was primarily due to the above-mentioned increase in our net income during the first quarter of 2026, as compared to the first quarter of 2025, as well as an increase in depreciation and amortization expense.

Other Operating Results

Interest Expense:

As reflected in the schedule below, interest expense was $4.5 million and $4.7 million during the three-month periods ended March 31, 2026 and 2025, respectively (amounts in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Credit agreement	$4,599	$5,043
Mortgage interest	196	205
Interest rate swaps income, net (a.)	(509)	(773)
Amortization of financing fees	192	193
Other interest	(26)	1
Interest expense, net	$4,452	$4,669

(a) Includes: (i) a $55 million interest rate swap with a fixed interest rate of 0.5050% that is scheduled to mature in March, 2027; (ii) a $25 million interest rate swap with a fixed interest rate of 3.9495% that is scheduled to mature in December, 2027, and; (iii) an $85 million interest rate swap with a fixed interest rate of 3.2725% that is scheduled to mature in September, 2028. During the three-month periods ended March 31, 2026 and 2025, net interest was paid to us from the counterparties pursuant to the interest rate swaps that were active during each period.

Interest expense decreased by $217,000 during the three-month period ended March 31, 2026, as compared to the comparable period of 2025, due primarily to: (i) a $264,000 increase due to a net decrease in interest rate swap income pursuant to our various interest rate swap agreements as discussed in (a) above; (ii) a $444,000 decrease in the interest expense pursuant to our credit agreement resulting primarily from a decrease in our average effective cost of borrowings (to 5.280% during the first quarter of 2026 as compared to 5.935% during the comparable quarter of 2025), partially offset by an increase in our average outstanding borrowings (to $353.3 million during the first quarter of 2026 as compared to $344.6 million during the comparable quarter of 2025); (iii) a $28,000 decrease in amortization of financing fees and other interest, and; (iv) a decrease of $9,000 in mortgage interest expense.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $12.0 million during the three-month period ended March 31, 2026 as compared to $11.6 million during the comparable period of 2025. The $339,000 net increase was attributable to:

•
an unfavorable change of $896,000 in accrued expenses and other liabilities, due primarily to the timing of accrued expense disbursements;
•
a favorable change of $327,000 due to an increase in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization related to above/below market leases, amortization of deferred financing costs and stock-based compensation expense);
•
an unfavorable change of $211,000 in accrued interest;
•
a favorable change of $183,000 in lease receivables;
•
a favorable change of $181,000 in leasing costs paid;
•
a favorable change of $161,000 in tenant reserves, deposits, and prepaid rents, and;
•
other combined net favorable changes of $594,000.

Net cash used in investing activities

Net cash used in investing activities was $4.5 million during the first three months of 2026 as compared to $1.9 million during the first three months of 2025.

During the three-month period ended March 31, 2026 we funded: (i) $4.3 million in additions to real estate investments, including tenant improvements at various MOBs and the contruction costs related to the Miller Medical Plaza in Palm Beach Gardens, FL, and; (ii) $191,000 in equity investments in unconsolidated LLCs.

During the three-month period ended March 31, 2025 we funded: (i) $328,000 in equity investments in unconsolidated LLCs, and; (ii) $1.6 million in additions to real estate investments, including tenant improvements at various MOBs.

Net cash used in financing activities

Net cash used in financing activities was $7.1 million during the three months ended March 31, 2026, as compared to $9.8 million during the three months ended March 31, 2025.

During the three-month period ended March 31, 2026, we paid: (i) $10.3 million of dividends, and; (ii) $148,000 on mortgage notes payable that are non-recourse to us. Additionally, during the three months ended March 31, 2026, we received: (i) $3.3 million of net borrowings pursuant to our Credit Agreement, and; (ii) $38,000 of net cash from the issuance of shares of beneficial interest.

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

No shares were issued under the Form S-3 since the effective date of April 30, 2024 through March 31, 2026. As of March 31, 2026, we have paid or incurred approximately $291,000 in various fees and expenses related to the Form S-3. The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors. We make no assurance regarding when, or if, we will issue any securities under this registration statement.

Additional cash flow and dividends paid information for the three-month periods ended March 31, 2026 and 2025:

As indicated on our condensed consolidated statement of cash flows, we generated net cash provided by operating activities of $12.0 million and $11.6 million during the three-month periods ended March 31, 2026 and 2025, respectively. As also indicated on our statement of cash flows, non-cash expenses including depreciation and amortization expense, amortization related to above/below market leases, amortization of deferred financing costs and stock-based compensation expense, as well as changes in certain assets and liabilities, are the primary differences between our net income and net cash provided by operating activities during each period.

We declared and paid dividends of $10.3 million and $10.2 million during the three-month periods ended March 31, 2026 and 2025, respectively. During the first three months of 2026, the $12.0 million of net cash provided by operating activities was approximately $1.6 million greater than the $10.3 million of dividends paid. During the first three months of 2025, the $11.6 million of net cash provided by operating activities was approximately $1.5 million greater than the $10.2 million of dividends paid.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the three months ended March 31, 2026 and 2025. From time to time, various other sources and uses of cash may include items such as investments and advances made to/from LLCs, additions to real estate investments, acquisitions/divestiture of properties, net borrowings/repayments of debt, and proceeds generated from the issuance of equity. Therefore, in any given period, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties. Rather, our dividends as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our Credit Agreement (the borrowings capacity of which was increased to $475 million in April, 2026 (from $425 million previously), and which had $359.5 million of outstanding borrowings as of March 31, 2026); (ii) borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our consolidated and unconsolidated LLCs/LPs; (iii) the issuance of other long-term debt, and/or; (iv) the issuance of equity. In April, 2024 we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission pursuant to which we may offer up to $100 million of securities pursuant to supplemental prospectuses which we may file from time to time.

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

On April 21, 2026, we entered into the First Amendment ("First Amendment") to the Second Amended and Restated Credit Agreement, among the Trust as borrower, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent ("Credit Agreement"). Pursuant to the terms of the First Amendment, among other things, the borrowing capacity was increased to $475 million (from $425 million previously) and the minimum tangible net worth requirement was changed to $100 million (from $125 million previously). The maturity date, which was unchanged, is September 30, 2028, and we have the option to extend the maturity date for two additional six-month periods.

The Credit Agreement, as amended by the First Amendment, is comprised of $175 million of non-amortizing term loans and a $300 million revolving loan commitment which includes a $40 million sublimit for letters of credit, and a $30 million sublimit for swingline/short-term loans. Under the terms of the Credit Agreement, we may request that the revolving line of credit and/or the Term Loan be increased by up to an additional aggregate amount of $50 million. Borrowings under the Credit Agreement are guaranteed by certain subsidiaries of the Trust. In addition, borrowings are secured by first priority security interests in and liens on all equity interests in most of the Trust’s wholly-owned subsidiaries.

Borrowings under the Credit Agreement will bear interest at a rate equal to, at our option, term SOFR for either one, three, or six months or the Base Rate, plus in either case, a specified margin depending on our total leverage ratio, as determined by the formula set forth in the Credit Agreement. The applicable margin on revolving loans range from 1.10% to 1.35% for Adjusted Term SOFR loans and 0.10% to 0.35% for Base Rate loans. The applicable margin on term loans range from 1.20% to 1.65% for Adjusted Term SOFR loans and 0.20% to 0.65% for Base Rate loans. The Credit Agreement defines “Base Rate” as the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 1/2 of 1%, and (c) one month Adjusted Term SOFR plus 1%. The Trust will also pay a quarterly facility fee on the $300 million revolving loan commitment ranging from 0.15% to 0.35% (depending on the Trust’s total leverage ratio).

The margins over Adjusted Term SOFR, Base Rate and the facility fee are based upon our total leverage ratio. At March 31, 2026, the applicable margin over the Adjusted Term SOFR rate for revolving loans was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%. At March 31, 2025, the applicable margin over the Adjusted Term SOFR rate for term loans was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%.

At March 31, 2026, we had $359.5 million of outstanding borrowings pursuant to the terms of our Credit Agreement. At December 31, 2025, we had $356.2 million of outstanding borrowings pursuant to the terms of our Credit Agreement, and $68.8 million of available borrowing capacity. There are no compensating balance requirements.

The Credit Agreement is structured to allow the Trust to select a one, three or six-month borrowing term for all borrowings on the Term Loan and revolving line of credit, which can be renewed through the commitment period that matures on September 30, 2028. In our consolidated statements of cash flows, we report cash flows pursuant to our Credit Agreement on a net basis, as all borrowings under the Credit Agreement have a term of less than three months as of March 31, 2026 and 2025. Aggregate borrowings under our Credit Agreement were $14.8 million and $13.0 million during the quarters ended March 31, 2026 and 2025, respectively, and aggregate repayments were $11.5 million and $12.4 million during the quarters ended March 31, 2026 and 2025, respectively.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts then outstanding under the Credit Agreement. We were in compliance with all of the covenants in the Credit Agreement at each of March 31, 2026 and December 31, 2025. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	March 31, 2026	December 31, 2025
Tangible net worth (a)	>= $125,000	$142,548	$146,744
Total leverage	< =60%	43.7%	43.6%
Secured leverage	< =30%	2.2%	2.3%
Unencumbered leverage	< =60%	45.5%	45.4%
Fixed charge coverage	>=1.50x	3.4x	3.3x

(a) As discussed above, in April, 2026, the minimum tangible net worth requirement was changed to $100 million pursuant to the terms of the First Amendment.

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of March 31, 2026 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	$7,274	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	11,150	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	18,424
Less net financing fees	(131)
Total mortgages notes payable, non-recourse to us, net	$18,293

(a.)
All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.

In May, 2025, a fixed rate mortgage loan on Tuscan Professional Building, with a remaining balance of $122,000 as of that date, was fully repaid upon its schedule maturity date.

At March 31, 2026 and December 31, 2025, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of March 31, 2026, had a combined carrying value of approximately $18.4 million and a combined fair value of approximately $17.4 million. The mortgages outstanding as of December 31, 2025, had a combined carrying value of approximately $18.6 million and a combined fair value of approximately $17.5 million. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosure in connection with debt instruments. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Off Balance Sheet Arrangements

At each of March 31, 2026 and December 31, 2025, we had no off balance sheet arrangements.

Acquisition and Divestiture Activity

Please see Note 4 to the condensed consolidated financial statements- Acquisitions, Divestitures and New Construction.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments

In October, 2024, we entered into an interest rate swap agreement on a total notional amount of $85 million with a fixed interest rate of 3.2725% that we designated as a cash flow hedge. The interest rate swap became effective on October 2, 2024 and is scheduled to mature on September 30, 2028. If one-month term SOFR is above 3.2725%, the counterparty pays us, and if one-month term SOFR is less than 3.2725%, we pay the counterparty, the difference between the fixed rate of 3.2725% and one-month term SOFR. This interest rate swap was entered into in replacement of two interest rate swap agreements, on an aggregate total notional amount of $85 million, that expired on September 16, 2024.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At March 31, 2026, the fair value of our interest rate swaps was a net asset of $2.1 million which is included in deferred charges and other assets on the accompanying condensed consolidated balance sheet. During the first quarter of 2026, we received approximately $509,000, net, from the counterparties, adjusted for the previous quarter accrual, pursuant to the terms of the swaps (consisting of $525,000 due to us from the counterparties, partially offset by $16,000 due to the counterparties from us). During the first quarter of 2025, we received approximately $773,000 from the counterparties, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity. Amounts are reclassified from AOCI to the income statement in the period or periods the hedged transaction affects earnings. We do not expect any gains or losses on our interest rate swaps to be reclassified to earnings in the next twelve months.

The sensitivity analysis related to our fixed and variable rate debt assumes current market rates with all other variables held constant. As of March 31, 2026, the fair value and carrying value of our debt is approximately $376.9 million and $377.9 million, respectively. As of that date, the carrying value exceeds the fair value by approximately $1.0 million.

The table below presents information regarding our financial instruments that are sensitive to changes in interest rates. For debt obligations, the amounts of which are as of March 31, 2026, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Long-term debt:
Fixed rate:
Debt(a)	$453	$626	$653	$680	$6,393	$9,619	$18,424
Average interest rates	4.20%	4.20%	4.30%	4.30%	4.40%	4.40%	4.30%
Variable rate:
Debt(b)	$—	$—	$359,500	$—	$—	$—	$359,500
Average interest rates	—	—	5.11%	—	—	—	5.11%
Interest rate swaps:
Notional amount(c)	$—	$80,000	$85,000	$—	$—	$—	$165,000
Interest rates	—	1.58%	3.27%	—	—	—	2.45%

(a)
Consists of non-recourse mortgage notes payable.
(b)
Consists of $359.5 million of outstanding borrowings under the terms of our Credit Agreement which has a scheduled maturity date of September 30, 2028.
(c)
Includes: (i) a $55 million interest rate swap with a fixed interest rate of 0.5050% that is scheduled to mature in March, 2027; (ii) a $25 million interest rate swap with a fixed interest rate of 3.9495% that is scheduled to mature in December, 2027, and; (iii) an $85 million interest rate swap with a fixed interest rate of 3.2725% that is scheduled to mature in September, 2028.

As calculated based upon our variable rate debt outstanding as of March 31, 2026 that is subject to interest rate fluctuations, and giving effect to the three interest rate swaps as reflected on the table above, each 1% change in interest rates would impact our net income by approximately $1.9 million.

Item 4. Controls and Procedures

As of March 31, 2026, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”).

Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2025 includes a listing of risk factors to be considered by investors in our securities. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

.

Item 5. Other Information

None of the Trust’s Board of Trustees or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Trust’s quarter ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a.)
Exhibits:

10.1

First Amendment to Second Amended and Restated Credit Agreement, dated as of April 21, 2026, among Universal Health Realty Income Trust, the Subsidiary Guarantors party hereto, the Lenders Party thereto and Wells Fargo Bank, National Association, as Administrative Agent, previously filed as Exhibit 10.1 to our 8-K filed on April 24, 2026, is hereby incorporated by reference.

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

Date: May 7, 2026	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

/s/ Alan B. Miller
Alan B. Miller,
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Charles F. Boyle
Charles F. Boyle, Senior Vice President and Chief Financial Officer (Principal Financial Officer)