Form 10-Q
period 2026-09-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2026-11-06
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Number of common shares of beneficial interest outstanding at October 31, 2026—13,899,689

UNIVERSAL HEALTH REALTY INCOME TRUST

This Quarterly Report on Form 10-Q is for the quarter ended September 30, 2026. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

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

In this Quarterly Report, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 95%. As of September 30, 2026, we had investments in four jointly-owned LLCs/LPs. We currently account for our share of the income/loss from these investments by the equity method (see Note 5 to the condensed consolidated financial statements - Summarized Financial Information of Equity Affiliates).

Part I. Financial Information

Item I. Financial Statements

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2026 and 2025

(amounts in thousands, except per share information)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Lease revenue - UHS facilities (a.)	$8,421	$8,367	$25,123	$25,075
Lease revenue - Non-related parties	14,897	14,777	43,585	43,676
Other revenue - UHS facilities	272	233	787	699
Other revenue - Non-related parties	421	577	1,355	1,218
Interest income on financing leases - UHS facilities	1,335	1,348	4,016	4,050
	25,346	25,302	74,866	74,718
Expenses:
Depreciation and amortization	7,054	7,903	21,036	21,742
Advisory fees to UHS	1,462	1,414	4,293	4,169
Other operating expenses	7,869	7,591	22,415	22,535
	16,385	16,908	47,744	48,446
Income before equity in income of unconsolidated limited liability companies ("LLCs") and interest expense	8,961	8,394	27,122	26,272
Equity in income of unconsolidated LLCs	497	438	1,438	1,215
Gain on sale of land	-	-	724	-
Interest expense, net	(4,529)	(4,816)	(13,429)	(14,202)
Net income	$4,929	$4,016	$15,855	$13,285
Basic earnings per share	$0.36	$0.29	$1.15	$0.96
Diluted earnings per share	$0.35	$0.29	$1.14	$0.96

Weighted average number of shares outstanding - Basic	13,855	13,828	13,842	13,818
Weighted average number of shares outstanding - Diluted	13,899	13,874	13,885	13,860

(a.) Includes bonus rental on McAllen Medical Center, a UHS acute care hospital facility of $1.0 million and $895 for the three-month periods ended September 30, 2026 and 2025, respectively, and $3.0 million and $2.6 million for the nine-month periods ended September 30, 2026 and 2025, respectively.

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2026 and 2025

(amounts in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$4,929	$4,016	$15,855	$13,285
Other comprehensive loss:
Unrealized derivative gain/(loss) on cash flow hedges	825	(605)	1,769	(4,283)
Total other comprehensive loss:	825	(605)	1,769	(4,283)
Total comprehensive income	$5,754	$3,411	$17,624	$9,002

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(amounts in thousands, except share information)

(unaudited)

	September 30,	December 31,
	2026	2025
Assets:
Real Estate Investments:
Buildings and improvements and construction in progress	$692,489	$666,122
Accumulated depreciation	(332,007)	(312,982)
	360,482	353,140
Land	56,848	56,870
Net Real Estate Investments	417,330	410,010
Financing receivable from UHS	81,527	82,148
Net Real Estate Investments and Financing receivable	498,857	492,158
Investments in limited liability companies ("LLCs")	19,665	20,125
Other Assets:
Cash and cash equivalents	6,471	6,686
Lease and other receivables from UHS	8,036	7,530
Lease receivable - other	8,227	8,034
Intangible assets (net of accumulated amortization of $10.6 million and $10.9 million, respectively)	4,504	5,640
Right-of-use land assets, net	11,369	11,395
Deferred charges, notes receivable and other assets, net	15,884	13,339
Total Assets	$573,013	$564,907
Liabilities:
Line of credit borrowings	$377,700	$356,200
Mortgage notes payable, non-recourse to us, net	18,006	18,435
Accrued interest	866	910
Accrued expenses and other liabilities	13,341	13,785
Ground lease liabilities, net	11,394	11,398
Tenant reserves, deposits and deferred and prepaid rents	12,205	11,795
Total Liabilities	433,512	412,523
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2026 - 13,899,682; 2025 - 13,874,607	139	139
Capital in excess of par value	272,823	272,147
Cumulative net income and other	878,759	862,904
Cumulative dividends	(1,015,626)	(984,443)
Accumulated other comprehensive income	3,406	1,637
Total Equity	139,501	152,384
Total Liabilities and Equity	$573,013	$564,907

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Nine Months Ended September 30, 2026

(amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity
January 1, 2026	13,875	$139	$272,147	$862,904	$(984,443)	$1,637	$152,384
Shares of Beneficial Interest:
Issued, net	26	—	117	—	—	—	117
Repurchased	(2)	—	(58)	—	—	—	(58)
Restricted stock-based compensation expense	—	—	617	—	—	—	617
Dividends and dividend equivalents ($2.245/share)	—	—	—	—	(31,183)	—	(31,183)
Comprehensive income:
Net income	—	—	—	15,855	—	—	15,855
Unrealized net (loss)/gain on cash flow hedges	—	—	—	—	—	1,769	1,769
Subtotal - comprehensive income				15,855		1,769	17,624
September 30, 2026	13,899	$139	$272,823	$878,759	$(1,015,626)	$3,406	$139,501

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Nine Months Ended September 30, 2025

(amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity
January 1, 2025	13,851	$138	$271,092	$845,295	$(943,396)	$6,412	$179,541
Shares of Beneficial Interest:
Issued, net	24	1	115	—	—	—	116
Repurchased	(1)	—	(36)	—	—	—	(36)
Restricted stock-based compensation expense	—	—	662	—	—	—	662
Dividends and dividend equivalents ($2.215/share)	—	—	—	—	(30,711)	—	(30,711)
Comprehensive income:
Net income	—	—	—	13,285	—	—	13,285
Unrealized net loss on cash flow hedges	—	—	—	—	—	(4,283)	(4,283)
Subtotal - comprehensive income				13,285		(4,283)	9,002
September 30, 2025	13,874	$139	$271,833	$858,580	$(974,107)	$2,129	$158,574

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended September 30, 2026

(amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity
July 1, 2026	13,899	$139	$272,559	$873,830	$(1,005,202)	$2,581	$143,907
Shares of Beneficial Interest:
Issued	—	—	40	—	—	—	40
Repurchased	—	—	—	—	—	—	—
Restricted stock-based compensation expense	—	—	224	—	—	—	224
Dividends and dividend equivalents ($.75/share)	—	—	—	—	(10,424)	—	(10,424)
Comprehensive income:
Net income	—	—	—	4,929	—	—	4,929
Unrealized net (loss)/gain on cash flow hedges	—	—	—	—	—	825	825
Subtotal - comprehensive income				4,929		825	5,754
September 30, 2026	13,899	$139	$272,823	$878,759	$(1,015,626)	$3,406	$139,501

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended September 30, 2025

(amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity

July 1, 2025	13,874	$139	$271,557	$854,564	$(963,842)	$2,734	$165,152
Shares of Beneficial Interest:
Issued	—	—	40	—	—	—	40
Repurchased	—	—	—	—	—	—	—
Restricted stock-based compensation expense	—	—	236	—	—	—	236
Dividends and dividend equivalents ($.74/share)	—	—	—	—	(10,265)	—	(10,265)
Comprehensive income:
Net income	—	—	—	4,016	—	—	4,016
Unrealized net loss on cash flow hedges	—	—	—	—	—	(605)	(605)
Subtotal - comprehensive income				4,016		(605)	3,411
September 30, 2025	13,874	$139	$271,833	$858,580	$(974,107)	$2,129	$158,574

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$15,855	$13,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,036	21,742
Amortization related to above/below market leases, net	(107)	(126)
Amortization of deferred financing costs	629	569
Stock-based compensation expense	617	662
Gain on sale of land	(724)	-
Changes in assets and liabilities:
Lease receivable	(699)	(599)
Accrued expenses and other liabilities	(1,827)	1,393
Tenant reserves, deposits and deferred and prepaid rents	410	(189)
Accrued interest	(44)	191
Leasing costs paid	(1,603)	(1,379)
Other, net	(64)	(54)
Net cash provided by operating activities	33,479	35,495
Cash flows from investing activities:
Investments in LLCs	(191)	(6,802)
Advance made to third-party partners, net	-	(327)
Cash distributions from LLCs	582	303
Additions to real estate investments, net	(24,615)	(5,607)
Cash proceeds received from sale of land, net	746	-
Net cash used in investing activities	(23,478)	(12,433)
Cash flows from financing activities:
Net borrowings on the line of credit	21,500	8,150
Repayments of mortgage notes payable	(447)	(794)
Financing costs paid	(172)	-
Dividends paid	(31,214)	(30,715)
Issuance of shares of beneficial interest, net	117	116
Net cash used in financing activities	(10,216)	(23,243)
Increase/(decrease) in cash and cash equivalents	(215)	(181)
Cash and cash equivalents, beginning of period	6,686	7,097
Cash and cash equivalents, end of period	$6,471	$6,916
Supplemental disclosures of cash flow information:
Interest paid	$12,844	$13,442
Invoices accrued for construction and improvements	$3,541	$177

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the quarter ended September 30, 2026. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%. As of September 30, 2026, we had investments in four jointly-owned LLCs/LPs. We currently account for our share of the income/loss from these investments by the equity method (see Note 5).

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

(2) Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions

Leases: We commenced operations in 1986 by purchasing certain properties from subsidiaries of UHS and immediately leasing the properties back to the respective subsidiaries. The base rentals and lease and renewal terms for each of the hospitals leased to subsidiaries of UHS as of September 30, 2026, are provided below. The base rents are paid monthly. The lease on McAllen Medical Center also provides for bonus rent which is paid quarterly based upon a computation that compares the hospital’s current quarter revenue to a corresponding quarter in the base year. The hospital leases with subsidiaries of UHS, with the exception of the lease on Clive Behavioral Health Hospital (which is operated by UHS in a joint venture with an unrelated third party), are unconditionally guaranteed by UHS and are cross-defaulted with one another. The lease for the Clive Behavioral Health is guaranteed on a several basis by UHS (52%) and Catholic Health Initiatives-Iowa (48%).

The combined revenues generated from the leases on the three acute care and three behavioral health care hospital facilities leased to subsidiaries of UHS, accounted for approximately 25% and 24% of our consolidated revenues during the three months ended September 30, 2026 and 2025, respectively, and approximately 25% and 24% of our consolidated revenues during the nine months ended September 30, 2026 and 2025, respectively. In addition to the six UHS hospital facilities, we have nineteen properties consisting of medical/office buildings and free-standing emergency departments ("FEDs") that are either wholly or jointly-owned by us that include tenants which are subsidiaries of UHS. The aggregate revenues generated from UHS-related tenants comprised approximately 40% and 39% of our consolidated revenues during the three-month periods ended September 30, 2026 and 2025, respectively, and approximately 40% of our consolidated revenues for each of the nine-month periods ended September 30, 2026 and 2025.

In December, 2021, we entered into an asset purchase and sale agreement, as amended, with UHS and certain of its affiliates. Pursuant to the terms of the transaction, in addition to $4.1 million in cash paid by us to UHS, a wholly-owned subsidiary of UHS purchased from us, the real estate assets of an acute care hospital located in California (at its fair market value) and two wholly-owned subsidiaries of UHS transferred to us (at their fair market values), the real estate assets of Aiken Regional Medical Center (“Aiken”), located in Aiken, South Carolina (which includes an acute care hospital and a behavioral health pavilion), and Canyon Creek Behavioral Health (“Canyon Creek”), located in Temple, Texas. As a result of UHS’ purchase option within the lease agreements of Aiken and Canyon Creek, the transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and the properties acquired by us in connection with the asset purchase and sale agreement with UHS were accounted for as financing arrangements. Pursuant to the leases, the aggregate annual rental rate during 2026 on the acquired properties, which is payable to us on a monthly basis, is approximately $6.2 million ($4.3 million related to Aiken and $1.9 million related to Canyon Creek). The portion of the lease payments that is included in our consolidated statements of income, and reflected as interest income on financing leases, was approximately $1.3 million during each of the three months ended September 30, 2026 and 2025, and approximately $4.0 million and $4.1 million for the nine-month periods ended September 30, 2026 and 2025, respectively. There is no bonus rental component applicable to either of these leases. Our consolidated balance sheets as of September 30, 2026 and December 31, 2025 include financing receivables related to this transaction of $81.5 million and $82.1 million, respectively.

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

The table below details the existing lease terms and renewal options for each of the hospital leases that are related to UHS as of September 30, 2026, consisting of three acute care hospitals and three behavioral health hospitals:

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

(a)
UHS has one 5-year renewal option at existing lease rates (through 2031). UHS has provided notice to us of their intent to exercise their renewal option in connection with this lease, at existing lease rates for a 5-year term of January 1, 2027 through December 31, 2031. The 5-year renewal is expected to be finalized during the fourth quarter of 2026.
(b)
UHS has one 5-year renewal option at fair market value lease rates (through 2031). The annual rental has increased by 2.5% on an annual compounded basis on each January 1st through 2026. UHS has provided notice to us of their intent to exercise their renewal option in connection with this lease, at fair market value lease rates for a 5-year term of January 1, 2027 through December 31, 2031. The related appraisals establishing the fair market value rates are being finalized and the 5-year renewal is expected to be completed during the fourth quarter of 2026.
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

Management cannot predict whether the leases with wholly-owned subsidiaries of UHS, which have renewal options at existing lease rates or fair market value lease rates, or any of our other leases, will be renewed at the end of their lease term. If the leases are not renewed at their current rates or the fair market value lease rates, we would be required to find other operators for those facilities and/or enter into leases on terms potentially less favorable to us than the current leases. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital or FED facilities in accordance with the terms of the leases, our future revenues could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to these leases.

In October 2025, we entered into a ground lease with a wholly-owned subsidiary of UHS with the intent to develop, construct and own the Miller Medical Plaza, an 80,000 square foot MOB located in Palm Beach Gardens, Florida. Construction of this MOB, for which we have engaged a wholly-owned subsidiary of UHS to act as project manager, commenced in February, 2026, and is expected to be completed in December, 2026. The cost of the MOB is estimated to be approximately $34 million. This MOB is located on the campus of the Alan B. Miller Medical Center, a newly constructed acute care hospital owned and operated by a wholly-owned subsidiary of UHS, which was completed and opened in May, 2026. A wholly-owned subsidiary of UHS has executed a 10-year master flex lease agreement, which commences when building is completed and is subject to reduction based on the execution of third-party leases, for approximately 75% of the rentable square feet of the MOB.

As of September 30, 2026 we are the lessee on fourteen ground leases with subsidiaries of UHS (for consolidated and unconsolidated investments). The remaining lease terms on the ground leases with subsidiaries of UHS range from approximately 23 years to approximately 75 years. The annual aggregate lease payments on these properties are approximately $603,000 during each of the years ended 2026 through 2030, and an aggregate of $32.8 million thereafter. See Note 7 for additional lease accounting disclosure.

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of September 30, 2026 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock or restricted stock units. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time compensation awards in the form of restricted stock, and/or cash bonuses.

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

Our advisory fee was computed at 0.70% of our average invested real estate assets, as derived from our condensed consolidated balance sheets. Based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the advisory fee computation remained unchanged for 2026 as compared to 2025 and 2024. The average real estate assets for advisory fee calculation purposes exclude certain items from our condensed consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, lease receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Advisory fees incurred and paid (or payable) to UHS amounted to approximately $1.5 million and $1.4 million for the three-month periods ended September 30, 2026 and 2025, respectively, and were based upon average invested real estate assets of $836 million and $808 million, respectively. Advisory fees incurred and paid (or payable) to UHS amounted to approximately $4.3 million and $4.2 million for the nine-month periods ended September 30, 2026 and 2025, respectively, and were based upon average invested real estate assets of $818 million and $794 million, respectively.

Share Ownership: As of September 30, 2026 and December 31, 2025, UHS owned 5.7% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the Securities and Exchange Commission ("SEC") and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from the UHS-related tenants comprised approximately 40% and 39% of our consolidated revenues during the three-month periods ended September 30, 2026 and 2025, respectively, and approximately 40% of our consolidated revenues during each of the nine-month periods ended September 30, 2026 and 2025, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends and Equity Issuance Program

Dividends and dividend equivalents:

We declared and paid dividends of approximately $10.4 million, or $.750 per share, during the third quarter of 2026 and approximately $10.3 million, or $.740 per share, during the third quarter of 2025. We declared and paid dividends of approximately $31.2 million, or $2.245 per share, during the nine-month period ended September 30, 2026, and approximately $30.7 million, or $2.215 per share, during the comparable period of 2025. Amounts reflected above include accrued dividends that were paid related to the vesting of restricted stock. Dividend equivalents, which are applicable to shares of unvested restricted stock, were accrued during the first nine months of 2026 and 2025 and were or will be paid upon vesting of the restricted stock.

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

No shares were issued under the Form S-3 since the effective date of April 30, 2024 through September 30, 2026. As of September 30, 2026, we have paid or incurred approximately $291,000 in various fees and expenses related to the Form S-3. The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors. We make no assurance regarding when, or if, we will issue any securities under this registration statement.

(4) Acquisitions, Divestitures and New Construction

Acquisitions:

There were no acquisitions during the nine-month periods ended September 30, 2026 and 2025.

Divestitures:

In June 2026, we sold a parcel of land located in Chicago, Illinois, for cash proceeds of $746,000, net of closing and related costs. The sale generated a gain of approximately $724,000, which is included in our consolidated statements of income for the nine-month period ended September 30, 2026.

There were no divestitures during the nine-month period ended September 30, 2025.

Subsequent event:

In October 2026, we sold one of our two remaining parcels of land located in Chicago, Illinois, for cash proceeds of $1.96 million, net of closing and related costs. This parcel represented approximately 42% of the remaining acreage owned as of September 30, 2026. We expect that our consolidated statements of income for the fourth quarter of 2026 will include a gain of approximately $1.90 million recorded in connection with this transaction.

New Construction:

In October 2025, we entered into a ground lease with a wholly-owned subsidiary of UHS with the intent to develop, construct and own the Miller Medical Plaza, an 80,000 square foot MOB located in Palm Beach Gardens, Florida. Construction of this MOB, for which we have engaged a wholly-owned subsidiary of UHS to act as project manager, commenced in February, 2026, and is expected to be completed in December, 2026. The cost of the MOB is estimated to be approximately $34 million. This MOB is located on the campus of the Alan B. Miller Medical Center, a newly constructed acute care hospital owned and operated by a wholly-owned subsidiary of UHS, which was completed and opened in May, 2026. A wholly-owned subsidiary of UHS has executed a 10-year master flex lease agreement, which commences when building is completed and is subject to reduction based on the execution of third-party leases, for approximately 75% of the rentable square feet of the MOB.

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

At September 30, 2026, we have non-controlling equity investments or commitments in four jointly-owned LLCs/LPs which own MOBs. As of September 30, 2026, we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities which we are the primary beneficiary nor do we have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash funding is typically advanced as equity or member loans. These entities maintain property insurance on the properties.

The following property table represents the four LLCs/LPs in which we owned a non-controlling interest and were accounted for under the equity method as of September 30, 2026:

Name of LLC/LP	Ownership	Property Owned by LLC/LP
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)(b.)	74%	Mid Coast Hospital MOB
FTX MOB Phase II	95%	Forney Medical Plaza II
Grayson Properties II (c.)	95%	Texoma Medical Plaza II
(a.)
This LLC has a third-party term loan of $7.7 million outstanding as of September 30, 2026, which is non-recourse to us.
(b.)
We are the lessee with a third party on a ground lease for land.
(c.)
This LP constructed, owns and operates the Texoma Medical Plaza II which is located in Denison, Texas, on the campus of a hospital owned and operated by a wholly-owned subsidiary of UHS. We have $2.1 million of remaining equity and/or debt financing commitments related to this LP as of September 30, 2026.

Below are the condensed combined statements of income (unaudited) for the four LLCs/LPs accounted for under the equity method at September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(amounts in thousands)		(amounts in thousands)
Revenues	$2,293	$2,178	$6,672	$6,621
Operating expenses	946	856	$2,703	2,601
Depreciation and amortization	425	463	$1,278	1,405
Interest, net	58	60	$174	309
Net income	$864	$799	$2,517	$2,306
Our share of net income	$497	$438	$1,438	$1,215

Below are the condensed combined balance sheets (unaudited) for the four above-mentioned LLCs/LPs that were accounted for under the equity method as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(amounts in thousands)
Net property, including construction in progress	$25,296	$26,175
Other assets (a.)	6,063	6,206
Total assets	$31,359	$32,381

Other liabilities (a.)	$3,067	$3,168
Mortgage notes payable, non-recourse to us	7,662	7,884
Equity	20,630	21,329
Total liabilities and equity	$31,359	$32,381

Investments in and advances to LLCs before amounts included in
accrued expenses and other liabilities	$19,665	$20,125
Amounts included in accrued expenses and other liabilities	(1,759)	(1,828)
Our share of equity in LLCs, net	$17,906	$18,297

(a.)
Other assets and other liabilities as of September 30, 2026 and December 31, 2025 include approximately $644,000 and $646,000, respectively, of right-of-use land assets and right-of-use land liabilities related to ground leases whereby the LLC/LP is the lessee, with third party lessors, including subsidiaries of UHS.

As of September 30, 2026, and December 31, 2025, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs/LPs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

	Mortgage Loan Balance (a.)
Name of LLC/LP	9/30/2026	12/31/2025	Maturity Date
Brunswick Associates (2.80% fixed rate mortgage loan)	$7,662	$7,884	December, 2030
	$7,662	$7,884
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

(7) Lease Accounting

As Lessor:

We lease most of our operating properties to customers under agreements that are typically classified as operating leases (two of our leases are accounted for as financing arrangements as discussed in Note 2-Relationship with Universal Health Services, Inc. and Related Party Transactions). We recognize the total minimum lease payments provided for under the operating leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses, including common area maintenance, real estate taxes and insurance are recovered from our tenants. We record amounts reimbursed by tenants in the period that the applicable expenses are incurred, which is generally ratably throughout the term of the lease. We have elected the package of practical expedients that allows lessors to not separate lease and non-lease components by class of underlying asset. This practical expedient allowed us to not separate expenses reimbursed by our tenants (“tenant reimbursements”) from the associated rental revenue if certain criteria were met. We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated tenant reimbursements are the same, and for the leases that qualify as operating leases, we accounted for and presented rental revenue and tenant reimbursements as a single component under Lease revenue in our consolidated statements of income for the three and nine months ended September 30, 2026 and 2025.

The components of the “Lease revenue – UHS facilities” and “Lease revenue – Non-related parties” captions for the three and nine month periods ended September 30, 2026 and 2025 are disaggregated below (in thousands). Base rents are primarily stated rent amounts provided for under the leases that are recognized on a straight-line basis over the term of the lease. Bonus rents and tenant reimbursements represent amounts where tenants are contractually obligated to pay an amount that is variable in nature.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
UHS facilities:
Base rents	$6,618	$6,724	$19,874	$20,167
Bonus rents (a.)	1,012	895	3,015	2,573
Tenant reimbursements	791	748	2,234	2,335
Lease revenue - UHS facilities	$8,421	$8,367	$25,123	$25,075

Non-related parties:
Base rents	$11,329	$11,204	$33,705	$33,661
Tenant reimbursements	3,568	3,573	9,880	10,015
Lease revenue - Non-related parties	$14,897	$14,777	$43,585	$43,676

(a.) Consists of bonus rental earned in connection with McAllen Medical Center, a UHS acute care hospital facility.

As Lessee:

We are the lessee with various third parties, including subsidiaries of UHS, in connection with ground leases for land at 16 of our consolidated properties as of September 30, 2026. Our right-of-use land assets represent our right to use the land for the lease term and our lease liabilities represent our obligation to make lease payments arising from the leases. Right-of-use assets and lease liabilities were recognized upon adoption of Topic 842 based on the present value of lease payments over the lease term. We utilized our estimated incremental borrowing rate, which was derived from information available as of January 1, 2019, or the commencement date of the ground lease, whichever is later, in determining the present value of lease payments for active leases on that date. A right-of-use asset and lease liability are not recognized for leases with an initial term of 12 months or less, as these short-term leases are accounted for similarly to previous guidance for operating leases. We do not currently have any ground leases with an initial term of 12 months or less. As of September 30, 2026, our condensed consolidated balance sheet includes right-of-use land assets of approximately $11.4 million and ground lease liabilities of approximately $11.4 million.

Disclosures Related to Certain Land and Specialty Facility:

Chicago, Illinois - Land: In June 2026, we sold a parcel of land located in Chicago, Illinois, for cash proceeds of $746,000, net of closing and related costs.

In October 2026, we sold one of our two remaining parcels of land located in Chicago, Illinois, for cash proceeds of $1.96 million, net of closing and related costs. This parcel represented approximately 42% of the remaining acreage owned as of September 30, 2026. We expect that our consolidated statements of income for the fourth quarter of 2026 will include a gain of approximately $1.90 million recorded in connection with this transaction.

Evansville, Indiana - Specialty Facility: The facility has been vacant since 2019.

The aggregate operating expenses incurred by us in connection with these properties were $203,000 for the three-month period ended September 30, 2026 and $67,000 for the three-month period ended September 30, 2025. The aggregate operating expenses incurred by us in connection with these properties were $465,000 for the nine-month period ended September 30, 2026 and $387,000 for the nine-month period ended September 30, 2025.

We continue to market the remaining parcel of land located in Chicago, Illinois, and the property located in Evansville, Indiana, to third parties. Future operating expenses related to these properties will be incurred by us during the time they remain owned and unleased.

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

The margins over Adjusted Term SOFR, Base Rate and the facility fee are based upon our total leverage ratio. At September 30, 2026, the applicable margin over the Adjusted Term SOFR rate for revolving loans was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%. At September 30, 2025, the applicable margin over the Adjusted Term SOFR rate for term loans was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%.

At September 30, 2026, we had $377.7 million of outstanding borrowings pursuant to the terms of our Credit Agreement, and $97.3 million of available borrowing capacity. At December 31, 2025 (prior to the First Amendment), we had $356.2 million of outstanding borrowings pursuant to the terms of our Credit Agreement, and $68.8 million of available borrowing capacity. There are no compensating balance requirements.

The Credit Agreement is structured to allow the Trust to select a one, three or six-month borrowing term for all borrowings on the Term Loan and revolving line of credit, which can be renewed through the commitment period that matures on September 30, 2028. In our consolidated statements of cash flows, we report cash flows pursuant to our Credit Agreement on a net basis, as all borrowings under the Credit Agreement have a term of less than three months as of September 30, 2026 and 2025. Aggregate borrowings under our Credit

Agreement were $21.6 million and $14.9 million during the quarters ended September 30, 2026 and 2025, respectively, and aggregate repayments were $9.4 million and $12.7 million during the quarters ended September 30, 2026 and 2025, respectively. Aggregate borrowings under our Credit Agreement were $55.5 million and $47.5 million during the nine-months ended September 30, 2026 and 2025, respectively, and aggregate repayments were $34.0 million and $39.4 million during the nine-months ended September 30, 2026 and 2025, respectively.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts then outstanding under the Credit Agreement. We were in compliance with all of the covenants in the Credit Agreement at each of September 30, 2026 and December 31, 2025. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	September 30, 2026	December 31, 2025
Tangible net worth (a.)	>= $100,000	$134,997	$146,744
Total leverage	< =60%	44.7%	43.6%
Secured leverage	< =30%	2.1%	2.3%
Unencumbered leverage	< =60%	46.7%	45.4%
Fixed charge coverage	>=1.50x	3.5x	3.3x

(a.) As discussed above, in April, 2026, the minimum tangible net worth requirement was changed to $100 million pursuant to the terms of the First Amendment.

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of September 30, 2026 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	$7,121	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	11,004	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	18,125
Less net financing fees	(119)
Total mortgages notes payable, non-recourse to us, net	$18,006

(a.)
All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.

In May, 2025, a fixed rate mortgage loan on Tuscan Professional Building, with a remaining balance of $122,000 as of that date, was fully repaid upon its scheduled maturity date.

At September 30, 2026 and December 31, 2025, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of September 30, 2026, had a combined carrying value of approximately $18.1 million and a combined fair value of approximately $16.4 million. The mortgages outstanding as of December 31, 2025, had a combined carrying value of approximately $18.6 million and a combined fair value of approximately $17.5 million.

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

In March, 2020, we entered into an interest rate swap agreement on a total notional amount of $55 million with a fixed interest rate of 0.565% that we designated as a cash flow hedge. The interest rate swap became effective on March 25, 2020 and is scheduled to mature on March 25, 2027. On May 15, 2023, this interest rate swap agreement was modified to replace the benchmark rate from LIBOR to term SOFR. If one-month term SOFR is above 0.505%, the counterparty pays us, and if one-month term SOFR is less than 0.505%, we pay the counterparty, the difference between the fixed rate of 0.505% and one-month term SOFR. Market interest rates have increased significantly since this interest swap agreement was entered into and we expect that our interest expense will increase significantly upon the maturity of this interest rate swap agreement on March 25, 2027.

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At September 30, 2026, the fair value of our interest rate swaps was a net asset of $3.4 million which is included in deferred charges and other assets on the accompanying condensed consolidated balance sheet. During the first nine months of 2026, we received approximately $1.5 million, net, from the counterparties, adjusted for the previous quarter accrual, pursuant to the terms of the swaps (consisting of $1.5 million due to us from the counterparties, partially offset by $53,000 due to the counterparties from us). During the third quarter of 2026, we received approximately $521,000, net, from the counterparties, adjusted for the previous quarter accrual, pursuant to the terms of the swaps (consisting of $538,000 due to us from the counterparties, partially offset by $17,000 due to the counterparties from us). During the first nine months of 2025, we received approximately $2.4 million from the counterparties, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the third quarter of 2025, we received approximately $797,000 from the counterparties, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity. Amounts are reclassified from AOCI to the income statement in the period or periods the hedged transaction affects earnings. We do not expect any gains or losses on our interest rate swaps to be reclassified to earnings in the next twelve months.

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

The following table presents information on our reported segment revenue and segment expenses that are included within our single reportable operating segment measure of profit or loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Revenues from facilities	$23,918	$23,887	$70,592	$70,459
Interest income on financing leases - UHS facilities	1,335	1,348	4,016	4,050
All other revenues	93	67	258	209
Total revenue	$25,346	$25,302	$74,866	$74,718

Expenses:
Depreciation and amortization	$(7,054)	$(7,903)	$(21,036)	$(21,742)
Advisory fees to UHS	(1,462)	(1,414)	(4,293)	(4,169)
Other operating expenses (a.)	(7,869)	(7,591)	(22,415)	(22,535)
Equity in income of unconsolidated LLCs	497	438	1,438	1,215
Gain on sale of land	-	-	724	-
Interest expense, net	(4,529)	(4,816)	(13,429)	(14,202)
Consolidated net income	$4,929	$4,016	$15,855	$13,285

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

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human-service related facilities currently including acute care hospitals, behavioral health care hospitals, specialty facilities, free-standing emergency departments, childcare centers and medical/office buildings. As of September 30, 2026, we have seventy-seven real estate investments or commitments in twenty-one states consisting of:

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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events and is subject to risks and uncertainties that are difficult to predict and many of which are outside of our control. Many factors could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•
A substantial portion of our revenues are dependent upon one operator, UHS, which comprised approximately 40% and 39% of our consolidated revenues during the three-month periods ended September 30, 2026 and 2025, respectively, and approximately 40% of our consolidated revenues for each of the nine-month periods ended September 30, 2026 and 2025. We cannot assure you that subsidiaries of UHS will renew the leases on the hospital facilities and free-standing emergency departments, upon the scheduled expirations of the existing lease terms. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital facilities and FEDs, and do not enter into a substitution arrangement upon expiration of the lease terms or otherwise, our future revenues and results of operations could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to these leases.
•
The increase in interest rates during the past few years has significantly increased our interest expense thereby reducing our net income, cash provided by operating activities and funds from operations, as well as unfavorably impacting our ability to access the capital markets on favorable terms. In addition, in March 2020, we entered into an interest rate swap agreement on a total notional amount of $55 million with a fixed interest rate of 0.565% that is scheduled to mature on March 25, 2027. Market interest rates have increased significantly since this interest swap agreement was entered into and we expect our interest expense to increase significantly upon maturity of the interest rate swap agreement in March, 2027. The increased interest rates on our borrowings and/or the increased costs related to new construction could also affect our ability to make additional attractive investments. The effects of increased interest rates on our borrowings, including the unfavorable impact on the terms of recent and future interest rate swap and/or cap agreements, could unfavorably impact our future rental revenue and expenses, including interest expense, and may potentially have a material unfavorable impact on our future net income, cash provided by operating activities, funds from operations, lease renewal terms, the underlying value of our properties, our ability to grow our portfolio, and the value of our common shares.
•
Legislation adopted on July 4, 2025 (the One Big Beautiful Bill Act), attaches work and community service requirements to eligibility for Medicaid benefits that will have the effect of limiting Medicaid enrollment and expenditure. That legislation also places limits on provider fees used to increase federal Medicaid funding to states. The legislation prohibits states not previously having expanded Medicaid eligibility to 138% of federal poverty level from increasing the rate of current provider fees which fund certain state supplemental payments or increasing the base of the fee to a class or items of services that the fee did not previously cover. That current provider fee threshold will remain at 6%. For states having expanded Medicaid eligibility under the legislation, the provider fee threshold will be reduced by 0.5% annually between federal fiscal years 2028 and 2032 with the resulting threshold ultimately becoming 3.5%. The legislation also eliminated certain insurance exchange premium tax credits beyond 2025 and exchange enrollment has already been adversely impacted. On January 8, 2026, the U.S. House of Representatives passed H.R.1834 to extend for three years the enhanced premium tax credits ("EPTCs") that expired on December 31, 2025. As of early November 2026, no legislation extending the EPTCs has been enacted, and there can be no assurance regarding the timing or outcome of future legislative action. All of these factors may be expected to reduce the revenues of the operators of our properties and likely increase the level of uncompensated care provided by the operators of our hospital facilities, including UHS. As a result, our results of operations may be unfavorably impacted.
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
•
The outcome and effects of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, UHS or the other operators of our facilities. From time to time, UHS and its subsidiaries are subject to legal actions, purported shareholder class actions, shareholder derivative cases, governmental investigations and regulatory actions and the effects of adverse publicity relating to such matters. Since UHS comprised approximately 40% and 39% of our consolidated revenues during the three-month periods ended September 30, 2026 and 2025, respectively, and approximately 40% of our consolidated revenues for each of the nine-month periods ended September 30, 2026 and 2025, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-Q and 10-K, as publicly filed with the Securities and Exchange Commission. Those filings are the sole responsibility of UHS and are not incorporated by reference herein.
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
•
The impact on property values and results of operations of severe weather conditions, including the effects of hurricanes.
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
•
On September 2, 2026, the Continuing Appropriations and Extensions Act, 2027 was enacted, providing temporary funding for federal government operations through December 11, 2026. Full-year appropriations for fiscal year 2027 have not yet been enacted, and uncertainty remains regarding the timing of their enactment and the levels of funding that will ultimately be appropriated. If additional appropriations legislation or another continuing resolution is not enacted before the current funding expires, a lapse in appropriations could result in a partial or broader federal government shutdown. Federal budget delays and federal government shutdowns are unpredictable and may occur in the future. We cannot predict whether or not there will be future appropriations legislation avoiding a federal government shutdown, however, the operating results and results of operations of certain of our tenants, and therefore potentially ours, could be materially unfavorably impacted by the federal government shutdown.
•
We may face competition for properties that include, but are not limited to, other REITs, private investors and firms, banks and other companies, including UHS. In addition, we may face competition from other REITs for our tenants.
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
•
We may experience fluctuations in the value of our common stock, which, among other things could be affected by changes in the interest rate environment.
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

Results of Operations

During the three-month period ended September 30, 2026, net income was $4.9 million, as compared to $4.0 million during the third quarter of 2025. The $913,000 increase was attributable to:

•
a net aggregate increase of $901,000 resulting primarily from nonrecurring depreciation expense recorded during the third quarter of 2025;
•
an increase of $287,000 resulting from a decrease in interest expense due to a decrease in our average effective borrowing rate (which gives effect to various interest rate swap agreements), partially offset by an increase in our average borrowings outstanding pursuant to our credit agreement, and;
•
a decrease of $275,000 resulting from a one-time settlement and release agreement executed during the third quarter of 2025.

During the nine-month period ended September 30, 2026, net income was $15.9 million, as compared to $13.3 million during the corresponding nine-month period of 2025. The $2.6 million increase was attributable to:

•
a net aggregate increase of $1.3 million resulting from increased income generated at various properties, including the above-mentioned increase of approximately $900,000 from nonrecurring depreciation expense recorded during the third quarter of 2025;
•
an increase of $773,000 resulting from a decrease in interest expense due to a decrease in our average effective borrowing rate (which gives effect to various interest rate swap agreements), partially offset by an increase in our average borrowings outstanding pursuant to our credit agreement;
•
a gain on sale of land of $724,000; and;
•
a decrease of $275,000 resulting from the above-mentioned, one-time settlement and release agreement executed during the third quarter of 2025.

Revenues increased slightly amounting to $25.3 million during each of the three-month periods ended September 30, 2026 and 2025. Revenues increased $148,000 to $74.9 million during the nine-month period ended September 30, 2026, as compared to $74.7 million during the nine-month period ended September 30, 2025.

Other operating expenses, which amounted to $7.9 million and $7.6 million during the three-month periods ended September 30, 2026 and 2025, respectively, and $22.4 million and $22.5 million during the nine-month periods ended September 30, 2026 and 2025, respectively, include expenses related to our properties as well as general and administrative expenses. Operating expenses incurred in connection with our properties amounted to $7.0 million and $6.7 million during the three-month periods ended September 30, 2026 and 2025, respectively, and $19.7 million and $19.8 million during the nine-month periods ended September 30, 2026 and 2025, respectively. A large portion of the property-related expenses are incurred in connection with our MOBs which are allocated to the tenants either directly as tenant reimbursements of common area maintenance expenses or included in base rental amounts. Tenant reimbursements for operating expenses are accrued as revenue in the same period during which the related expenses are incurred and are included as lease revenue in our condensed consolidated statements of income.

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

Below is a reconciliation of our reported net income to FFO for the three and nine-month periods ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$4,929	$4,016	$15,855	$13,285
Depreciation and amortization expense on consolidated investments	7,054	7,903	21,036	21,742
Depreciation and amortization expense on unconsolidated affiliates	295	306	885	922
Gain on sale of land	-	-	(724)	-
Funds From Operations	$12,278	$12,225	$37,052	$35,949
Weighted average number of shares outstanding - Diluted	13,899	13,874	13,885	13,860
Funds From Operations per diluted share	$0.88	$0.88	$2.67	$2.59

Our FFO increased by $53,000 to $12.3 million during the third quarter of 2026, as compared to $12.2 million during the third quarter of 2025. The increase was due to the above-mentioned $913,000 increase in our net income during the third quarter of 2026, as compared to the third quarter of 2025, less an $860,000 decrease in the aggregate depreciation and amortization expense incurred by us and our unconsolidated affiliates. The decrease in the aggregate depreciation and amortization expense incurred during the third quarter of 2026, as compared to the third quarter of 2025, was due primarily to the approximately $900,000 of nonrecurring depreciation expense recorded during the third quarter of 2025.

Our FFO increased by approximately $1.1 million to $37.1 million during the first nine months of 2026, as compared to $35.9 million during the first nine months of 2025. The increase was due to: (i) the above-mentioned $2.6 million increase in our net income during the first nine months of 2026, as compared to the comparable period of 2025, partially offset by; (ii) the $724,000 gain on sale of land recorded during the first nine months of 2026, and; (iii) a $743,000 decrease in aggregate depreciation and amortization expense incurred by us and our unconsolidated affiliates due primarily to the approximately $900,000 of nonrecurring depreciation expense recorded during the third quarter of 2025.

Other Operating Results

Interest Expense:

As reflected in the schedule below, interest expense was $4.5 million and $4.8 million during the three-month periods ended September 30, 2026 and 2025, respectively and $13.4 million and $14.2 million during the nine-month periods ended September 30, 2026 and 2025, respectively, (amounts in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Credit agreement	$4,796	$5,227	$14,005	$15,378
Mortgage interest	193	199	583	605
Interest rate swaps income, net (a.)	(521)	(797)	(1,528)	(2,350)
Amortization of financing fees	229	188	630	569
Other interest	(168)	(1)	(261)	-
Interest expense, net	$4,529	$4,816	$13,429	$14,202

(a.) Includes: (i) a $55 million interest rate swap with a fixed interest rate of 0.5050% that is scheduled to mature in March, 2027; (ii) a $25 million interest rate swap with a fixed interest rate of 3.9495% that is scheduled to mature in December, 2027, and; (iii) an $85 million interest rate swap with a fixed interest rate of 3.2725% that is scheduled to mature in September, 2028. During the three and nine-month periods ended September 30, 2026 and 2025, net interest was paid to us from the counterparties pursuant to the interest rate swaps that were active during each period. Market interest rates have increased significantly since March of 2020 when we entered into the above-mentioned $55 million interest rate swap with a fixed interest rate of 0.5050%. We therefore expect that our interest expense will increase significantly upon the maturity of the interest rate swap on March 25, 2027.

Interest expense decreased by $287,000 during the three-month period ended September 30, 2026, as compared to the comparable period of 2025, due primarily to: (i) a $431,000 decrease in the interest expense pursuant to our credit agreement resulting primarily from a decrease in our average cost of borrowings (to 5.189% during the third quarter of 2026 as compared to 5.927% during the comparable quarter of 2025), partially offset by an increase in our average outstanding borrowings (to $366.7 million during the third quarter of 2026 as compared to $349.9 million during the comparable quarter of 2025); (ii) a $276,000 increase due to a net decrease in interest rate swap income pursuant to our various interest rate swap agreements, as discussed in (a.) above, and; (iii) a $132,000 other combined net decrease.

Interest expense decreased by $773,000 during the nine-month period ended September 30, 2026, as compared to the comparable period of 2025, due primarily to: (i) a $1.4 million decrease in the interest expense pursuant to our credit agreement resulting primarily from a decrease in our average cost of borrowings (to 5.221% during the first nine months of 2026 as compared to 5.932% during the comparable period of 2025), partially offset by an increase in our average outstanding borrowings (to $358.7 million during the first nine months of 2026 as compared to $346.6 million during the comparable period of 2025); (ii) an $822,000 increase due to a net decrease in interest rate swap income pursuant to our various interest rate swap agreements, as discussed in (a) above, and; (iii) a $222,000 other combined net decrease.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $33.5 million during the nine-month period ended September 30, 2026 as compared to $35.5 million during the comparable period of 2025. The $2.0 million net decrease was attributable to:

•
an unfavorable change of $3.2 million in accrued expenses and other liabilities, due primarily to the timing of related disbursements;
•
a favorable change of $1.2 million due to an increase in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization related to above/below market leases, amortization of deferred financing costs, stock-based compensation expense and gain on sale of land);
•
a favorable change of $599,000 in tenant reserves, deposits, and prepaid rents;
•
an unfavorable change of $235,000 in accrued interest;
•
an unfavorable change of $224,000 in leasing costs paid;
•
an unfavorable change of $100,000 in lease receivables, and;
•
other combined net unfavorable changes of $10,000.

Net cash used in investing activities

Net cash used in investing activities was $23.5 million during the first nine months of 2026 as compared to $12.4 million during the first nine months of 2025.

During the nine-month period ended September 30, 2026, we funded: (i) $24.6 million in additions to real estate investments, including tenant improvements at various MOBs, as well as the construction costs related to the Miller Medical Plaza in Palm Beach Gardens, FL, and; (ii) $191,000 in equity investments in unconsolidated LLCs. In addition, during the nine months ended September 30, 2026, we received: (i) $746,000 in net cash proceeds from the sale of land, and; (ii) $582,000 of cash in excess of income from unconsolidated LLCs.

During the nine-month period ended September 30, 2025, we funded: (i) $6.8 million in equity investments in unconsolidated LLCs (consisting primarily of our $6.5 million pro rata share of a $6.8 million third-party construction loan that was fully repaid in May, 2025); (ii) $5.6 million in additions to real estate investments, including tenant improvements at various MOBs, and; (iii) a $327,000 net advance made to a third-party partner of an unconsolidated LLC that was be repaid to us, with interest, during the fourth quarter of 2025. In addition, during the nine months ended September 30, 2025, we received $303,000 of cash in excess of income from unconsolidated LLCs.

Net cash used in financing activities

Net cash used in financing activities was $10.2 million during the nine months ended September 30, 2026, as compared to $23.2 million during the nine months ended September 30, 2025.

During the nine-month period ended September 30, 2026, we paid: (i) $31.2 million of dividends; (ii) $447,000 on mortgage notes payable that are non-recourse to us, and; (iii) $172,000 of financing costs related to our Credit Agreement. Additionally, during the nine months ended September 30, 2026, we received: (i) $21.5 million of net borrowings pursuant to our Credit Agreement, and; (ii) $117,000 of net cash from the issuance of shares of beneficial interest.

During the nine-month period ended September 30, 2025, we paid: (i) $30.7 million of dividends, and; (ii) $794,000 on mortgage notes payable that are non-recourse to us. Additionally, during the nine months ended September 30, 2025, we received: (i) $8.2 million of net borrowings pursuant to our Credit Agreement, and; (ii) $116,000 of net cash from the issuance of shares of beneficial interest.

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

No shares were issued under the Form S-3 since the effective date of April 30, 2024 through September 30, 2026. As of September 30, 2026, we have paid or incurred approximately $291,000 in various fees and expenses related to the Form S-3. The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors. We make no assurance regarding when, or if, we will issue any securities under this registration statement.

Additional cash flow and dividends paid information for the nine-month periods ended September 30, 2026 and 2025:

As indicated on our condensed consolidated statement of cash flows, we generated net cash provided by operating activities of $33.5 million and $35.5 million during the nine-month periods ended September 30, 2026 and 2025, respectively. As also indicated on our statement of cash flows, non-cash expenses including depreciation and amortization expense, amortization related to above/below market leases, amortization of deferred financing costs and stock-based compensation expense, gain on the sale of land, as well as changes in certain assets and liabilities, are the primary differences between our net income and net cash provided by operating activities during each period.

We declared and paid dividends of $31.2 million and $30.7 million during the nine-month periods ended September 30, 2026 and 2025, respectively. During the first nine months of 2026, the $33.5 million of net cash provided by operating activities was approximately $2.3 million greater than the $31.2 million of dividends paid. During the first nine months of 2025, the $35.5 million of net cash provided by operating activities was approximately $4.8 million greater than the $30.7 million of dividends paid.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the nine months ended September 30, 2026 and 2025. From time to time, various other sources and uses of cash may include items such as investments and advances made to/from LLCs, additions to real estate investments, acquisitions/divestiture of properties, net borrowings/repayments of debt, and proceeds generated from the issuance of equity. Therefore, in any given period, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties. Rather, our dividends as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our $475 million Credit Agreement, which had $97.3 million of available borrowing capacity as of September 30, 2026, net of $377.7 million of outstanding borrowings as of that date; (ii) borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our consolidated and unconsolidated LLCs/LPs; (iii) the issuance of other long-term debt, and/or; (iv) the issuance of equity. In April, 2024 we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission pursuant to which we may offer up to $100 million of securities pursuant to supplemental prospectuses which we may file from time to time.

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

The margins over Adjusted Term SOFR, Base Rate and the facility fee are based upon our total leverage ratio. At September 30, 2026, the applicable margin over the Adjusted Term SOFR rate for revolving loans was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%. At September 30, 2025, the applicable margin over the Adjusted Term SOFR rate for term loans was 1.20%, the margin over the Base Rate was 0.20% and the facility fee was 0.20%.

At September 30, 2026, we had $377.7 million of outstanding borrowings pursuant to the terms of our Credit Agreement, and $97.3 million of available borrowing capacity. At December 31, 2025 (prior to the First Amendment), we had $356.2 million of outstanding borrowings pursuant to the terms of our Credit Agreement, and $68.8 million of available borrowing capacity. There are no compensating balance requirements.

The Credit Agreement is structured to allow the Trust to select a one, three or six-month borrowing term for all borrowings on the Term Loan and revolving line of credit, which can be renewed through the commitment period that matures on September 30, 2028. In our consolidated statements of cash flows, we report cash flows pursuant to our Credit Agreement on a net basis, as all borrowings under the Credit Agreement have a term of less than three months as of September 30, 2026 and 2025. Aggregate borrowings under our Credit Agreement were $21.6 million and $14.9 million during the quarters ended September 30, 2026 and 2025, respectively, and aggregate repayments were $9.4 million and $12.7 million during the quarters ended September 30, 2026 and 2025, respectively. Aggregate borrowings under our Credit Agreement were $55.5 million and $47.5 million during the nine-months ended September 30, 2026 and 2025, respectively, and aggregate repayments were $34.0 million and $39.4 million during the nine-months ended September 30, 2026 and 2025, respectively.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts then outstanding under the Credit Agreement. We were in compliance with all of the covenants in the Credit Agreement at each of September 30, 2026 and December 31, 2025. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	September 30, 2026	December 31, 2025
Tangible net worth (a.)	>= $100,000	$134,997	$146,744
Total leverage	< =60%	44.7%	43.6%
Secured leverage	< =30%	2.1%	2.3%
Unencumbered leverage	< =60%	46.7%	45.4%
Fixed charge coverage	>=1.50x	3.5x	3.3x

(a.) As discussed above, in April, 2026, the minimum tangible net worth requirement was changed to $100 million pursuant to the terms of the First Amendment.

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of September 30, 2026 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	$7,121	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	11,004	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	18,125
Less net financing fees	(119)
Total mortgages notes payable, non-recourse to us, net	$18,006

(a.)
All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.

In May, 2025, a fixed rate mortgage loan on Tuscan Professional Building, with a remaining balance of $122,000 as of that date, was fully repaid upon its schedule maturity date.

At September 30, 2026 and December 31, 2025, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of September 30, 2026, had a combined carrying value of approximately $18.1 million and a combined fair value of approximately $16.4 million. The mortgages outstanding as of December 31, 2025, had a combined carrying value of approximately $18.6 million and a combined fair value of approximately $17.5 million. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosure in connection with debt instruments. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Off Balance Sheet Arrangements

At each of September 30, 2026 and December 31, 2025, we had no off balance sheet arrangements.

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

In March, 2020, we entered into an interest rate swap agreement on a total notional amount of $55 million with a fixed interest rate of 0.565% that we designated as a cash flow hedge. The interest rate swap became effective on March 25, 2020 and is scheduled to mature on March 25, 2027. On May 15, 2023, this interest rate swap agreement was modified to replace the benchmark rate from LIBOR to term SOFR. If one-month term SOFR is above 0.505%, the counterparty pays us, and if one-month term SOFR is less than 0.505%, we pay the counterparty, the difference between the fixed rate of 0.505% and one-month term SOFR. Market interest rates have increased significantly since this interest swap agreement was entered into and we expect that our interest expense will increase significantly upon the maturity of this interest rate swap agreement on March 25, 2027.

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At September 30, 2026, the fair value of our interest rate swaps was a net asset of $3.4 million which is included in deferred charges and other assets on the accompanying condensed consolidated balance sheet. During the first nine months of 2026, we received approximately $1.5 million, net, from the counterparties, adjusted for the previous quarter accrual, pursuant to the terms of the swaps (consisting of $1.5 million due to us from the counterparties, partially offset by $53,000 due to the counterparties from us). During the third quarter of 2026, we received approximately $521,000, net, from the counterparties, adjusted for the previous quarter accrual, pursuant to the terms of the swaps (consisting of $538,000 due to us from the counterparties, partially offset by $17,000 due to the counterparties from us). During the first nine months of 2025, we received approximately $2.4 million from the counterparties, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the third quarter of 2025, we received approximately $797,000 from the counterparties, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity. Amounts are reclassified from AOCI to the income statement in the period or periods the hedged transaction affects earnings. We do not expect any gains or losses on our interest rate swaps to be reclassified to earnings in the next twelve months.

The sensitivity analysis related to our fixed and variable rate debt assumes current market rates with all other variables held constant. As of September 30, 2026, the fair value and carrying value of our debt is approximately $394.1 million and $395.8 million, respectively. As of that date, the carrying value exceeds the fair value by approximately $1.7 million.

The table below presents information regarding our financial instruments that are sensitive to changes in interest rates. For debt obligations, the amounts of which are as of September 30, 2026, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Long-term debt:
Fixed rate:
Debt(a)	$153	$626	$653	$680	$6,393	$9,620	$18,125
Average interest rates	4.20%	4.20%	4.30%	4.30%	4.40%	4.40%	4.39%
Variable rate:
Debt(b)	$—	$—	$377,700	$—	$—	$—	$377,700
Average interest rates	—	—	5.02%	—	—	—	5.02%
Interest rate swaps:
Notional amount(c)	$—	$80,000	$85,000	$—	$—	$—	$165,000
Interest rates	—	1.58%	3.27%	—	—	—	2.45%

(a)
Consists of non-recourse mortgage notes payable.
(b)
Consists of $377.7 million of outstanding borrowings under the terms of our Credit Agreement which has a scheduled maturity date of September 30, 2028.
(c)
Includes: (i) a $55 million interest rate swap with a fixed interest rate of 0.5050% that is scheduled to mature in March, 2027 (see note above regarding expected significant increase in our interest expense upon maturity of this interest rate swap in March, 2027); (ii) a $25 million interest rate swap with a fixed interest rate of 3.9495% that is scheduled to mature in December, 2027, and; (iii) an $85 million interest rate swap with a fixed interest rate of 3.2725% that is scheduled to mature in September, 2028.

As calculated based upon our variable rate debt outstanding as of September 30, 2026 that is subject to interest rate fluctuations, and giving effect to the three interest rate swaps as reflected on the table above, each 1% change in interest rates would impact our net income by approximately $2.1 million.

Item 4. Controls and Procedures

As of September 30, 2026, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”).

Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2025 includes a listing of risk factors to be considered by investors in our securities. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

.

Item 5. Other Information

None of the Trust’s Board of Trustees or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Trust’s quarter ended September 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

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

Date: November 6, 2026	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

/s/ Alan B. Miller
Alan B. Miller,
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Charles F. Boyle
Charles F. Boyle, Senior Vice President and Chief Financial Officer (Principal Financial Officer)